Form 10KSB
period 2007-10-31
HENYA FOOD CORP
filed 2008-04-09
CIK 1397919

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.   333-142658

HENYA FOOD CORP.
(Name of small business issuer in its charter)

DELAWARE	74-3191757
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

26 Kendall St., New Haven, Connecticut	06512
(Address of principal executive offices)	(Zip Code)

(905) 709-4775
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                      No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes   ☐                  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Revenues for year ended October 31, 2007: $390,619

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 31, 2007, was: $0

Number of shares of the registrant’s common stock outstanding as of October 31, 2007 was: 39,483,684

Transitional Small Business Disclosure Format:  Yes ☐    No ☒

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business of Issuer

General

Henya Food Corp. (“Henya”) was incorporated on September 20, 2006 under the laws of the State of Delaware. We were originally formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions and helping food distributors and food processors expand their sales growth. We do not intend to undertake a reverse merger nor pursue any acquisition which involves a change in control.  We specialize in Kosher, Natural and Organic foods. We are a multi-faceted products broker, committed to helping Producers, Wholesalers and retailers improve their sales and return on investment.

Henya currently represents products to a variety of prospective buyers.  In particular, products represented currently include: smoked salmon; salsa; condiments; meat alternatives (i.e. vegetarian chicken and beef products); kosher grocery products (i.e. pizza, tea, confectionary etc.).
The terms of the Broker Agreements, that we have with Foodfest International 2000 Inc. (Concord, Ontario), Coastal Water Seafood Ltd. (Vancouver, British Columbia) and Bandana Bandito (Antioch, Illinois) , collectively our (“The Principals”), are as follows:

The Principals agree to pay Henya for services rendered by Henya under this agreement, a basic commission of five (5) % on Net Receipts of the products sold through Henya. “Net Receipts” for the purposes of this agreement, is defined as Gross Receipts, less returns and cash discounts. All commissions earned in the first year will be payable within fifteen (15) working days after the end of the 12th calendar month.  In all subsequent years, such commission shall be paid within fifteen (15) working days after the end of each calendar month.

The Principals and Henya shall establish the marketing strategy for The Principals’ products to be represented by Henya. Henya and The Principals will agree on the parameters of all warranties, price ranges, and other commitments regarding the Products and in performing its duties, Henya will make no representations, warranties, or commitments binding Principals beyond such parameters without Principals’ prior consent.

Both The Principals and Henya shall cooperate on the exchange of information for the sales development of the products to maximize the profitability to the parties.

The Principals shall provide Henya with names of persons and companies as appropriate who have requested information on The Principals’ products, together with general correspondence, quotes, price, and timely delivery information.

The Principals shall provide Henya, without charge, all necessary supplies, samples, promotional materials, reprints of advertising and such other items as The Principals and Henya shall deem advisable for promotions of The Principals’ business.

To the extent approved in advance by the The Principals, out of pocket expenses will be reimbursed by The Principals upon presentation of proper invoices.

The Principals agree to employ Henya for five (5) consecutive one year periods. Either party may terminate this Agreement if it serves the other with a notice of termination, by certified mail return receipt requested, at least 60 days prior to each annual anniversary date of this Agreement.

In the future,  prospective buyers of the products Henya represents could be specialty stores, retail grocery chains, wholesalers, foodservice operators, distributors, drug chains or mass merchandisers.  When a product is purchased, Henya, acting as a broker, plans to schedule promotions and maintain communication between The Principals and prospective buyers to ensure that the buyer is well serviced.

Henya currently calls on retail outlets on a regular basis. Calls are normally made every four to six weeks in rural locations and once a week for major retail and wholesale accounts in the city. In the future, Henya plans to confirm product shelf placement, adjust shelf space, handle complaints, pull damaged product, rush through an unplanned order, handle any special promotions or displays, and monitor competitor activity.  In the future, Henya also plans to provide problem solving solutions for its clients.

Our primary focus currently is on developing the Canadian market for our clients.

Henry Ender, has been in the food business since 1974 and co-founded Foodfest International in 1977.  During this time frame Mr. Ender has established working relationships with key managers and representatives of supermarket chains, foodservice establishments, distributors, manufacturers and processors in Canada, the United States and Israel. Mr. Ender has brought these relationships to Henya providing an established base for future growth and expansion.  Through Mr. Ender, Henya has established working relationships with distributors in Canada and the United States in addition to the major supermarkets in Canada.

It is important to build a close and active working relationship, so that the products are given the necessary exposure.   In order to ensure strong product support we and The Principals will plan visits to the market in the future to make joint sales calls on buyers. The Principals have the most interest, knowledge, and excitement in their product(s), which should be passed on to distribution partners.  Products that are carried in a limited number of selected stores within a supermarket chain or independent stores require a direct sales and distribution (“DSD”) distributor.  When a supermarket chain does not want to warehouse a purchased product, which is at the discretion of the buyer, they will request that a DSD distributor be available to distribute the product.  Some markets may require that a broker and distributor be used, while other areas can be most effectively serviced through DSD distributors. We will assist in the selection of appropriate distributors for niche markets, in the future.

In general, retail stores, especially large chains, prefer to work through DSD distributors and more so prefer to work with a full service DSD distributor which is when the distributor delivers products store by store and services the account.  In other words, cleans the shelves or displays, merchandises the product, hangs pricing, displays and other point of sale material and then goes to the next account. The reason for this is because the distributor does all the work for them and because they never run out of product.  If the distributor is set up properly,  the retailer will always be fully stocked with product at all times. Foodfest International 2000 Inc., as an example, is both a full service DSD distributor and a DSD distributor as requested by individual customers.

Henya will make sure the product is on the shelf, adjust shelf space, handle complaints, pull damaged product, rush through an unplanned order, handle any special promotions or displays, and monitor competitor activity.

Henya intends to enter into additional broker agreements with food processors to represent their businesses in the food market, and with food distributors to procure new products for their exclusive distribution in specific markets, in the future. We will focus on the procurement of new products and subsequently listing of these products in either the food service or retail sectors. (“Listing)” is the process of obtaining approval from the buyer that they want to purchase the product(s) offered and then completing the necessary documentation so that the product is entered properly into the purchasers data base so that it scans the product accurately, can be received at the purchasers location and can scan at their checkout counters.
We will seek to expand our broker base throughout North America, Europe, Israel and Australia entering into co-broker agreements with established food brokers servicing specific food channels in identified markets.

We also intend to expand current operations through acquisitions of established food distributors in key markets and through the investment of resources in food processors that specialize in Kosher, Natural or Organic foods, in the future.

Sales and Marketing

Many companies we currently represent and prospective companies typically have a limited understanding of labeling requirements outside of their own countries. This can dramatically impede their ability to sell their products in other countries throughout the world, limiting their total market.

In the future, we will assist, direct, manage and generally facilitate the process to create appropriate labeling for products that we have confirmed sales orders pending and approved packaging. We will create and develop a Private Label to be utilized when manufacturers are unable to financially commit to labeling and we have determined that the product has the necessary criteria to provide dramatic sales results. We will develop sales and marketing materials necessary to promote products to buyers. We will engage a public relations specialist to insure that we consistently and aggressively communicate products represented in the most professional manner to prospective customers, in the future.

The Kosher Market

Kosher is a term that applies to foods that are fit for consumption by Jews in the observance of Jewish dietary law. These dietary laws originate in the Bible and have been observed by Jews for over 3,000 years. The laws relating to kosher foods are detailed and intricate, but a few basics can be easily understood.

Foods in general can be grouped into three broad categories:

1.	Innocuous: Some food items are always acceptable as kosher. Generally, these would be foods like fruits and vegetables that are not further processed;

2.	Kosher when supervised: Other foods may be kosher if the ingredients and process used meet kosher definitions and when supervised by a reliable kosher authority;

3.	Never Kosher: Some foods may never be kosher. Examples include shellfish and pork, both of which are prohibited by Biblical edict.

The foods that can be kosher when supervised are those of most concern to food processors desiring to carry kosher certification for their products. Contrary to a common myth, a Rabbi does not “bless” a food to render it kosher. To produce a kosher-certified product, all of the component ingredients must be kosher certified - including any processing aids that contact the food. The equipment on which the product will be made must be kosher as well.

In order to identify the finished product as kosher, many certification agencies have trademarked symbols that indicate the kosher status of a product as well as identifying the agency certifying the food. Some products intended for use only on the industrial market (not for retail sales) do not bear a kosher symbol and are certified by letter instead.

In addition, all kosher food can be grouped into three categories—meat, dairy or parve (neutral). Kosher law prohibits the mixing of meat and milk, so foods like cheeseburgers and chicken parmesan are unacceptable.

1.
Dairy - Milk, cheese and other dairy products must come from a kosher animal in order to be kosher. Milk derivatives like casein are considered dairy when used in kosher foods, even though the USDA may classify them as “non-dairy.”

2.
Meat - Only meat and meat by-products from kosher species of animals are permitted, and then only if they are slaughtered by a specially trained “shochet” (ritual slaughterer). Kosher species include cattle, sheep, chicken and turkey.

3.
Parve - Some foods are inherently kosher in their natural state such as fresh fruits, vegetables and grains. These foods, produced without meat or dairy content, are designated with the parve status and may be eaten with either dairy or meat products.

Passover Holiday

Passover is an 8-day holiday that takes place in the spring and commemorates the Exodus of the Jewish people from ancient Egypt. It involves a unique set of additional kosher laws. During Passover, those who keep kosher refrain from eating leavened products. Although kosher the rest of the year, certain grain products and their derivatives may not be eaten during Passover. Special supervision is mandatory for Passover production. Surprisingly, the market is not limited to the Jews who observe the Jewish dietary laws. Many American consumers seek out kosher food for a variety of reasons, ranging from health and quality to religious observance. A kosher symbol means much more than adherence to Jewish dietary laws. Kosher means quality.

THE NATURAL/ORGANIC FOOD MARKET

The natural food industry has undergone a significant change over the last decade. The industry is no longer primarily made up of small, poorly organized producers who had little interaction with the consumer.

We believe that as the industry matured, companies who wished to remain competitive were forced to address many facets of their organizations including the development of new products, upgrading of equipment and facilities, investment in market research, increased communication with consumers, and the improvement of packaging and advertising techniques. In some cases, this has meant forming partnerships or alliances with other natural and organic food producers.

Although organic sales have experienced tremendous growth in recent years, the industry still represents a relatively small portion of total farming and food consumption. Therefore, the organic industry has quite a way to go before it accounts for a significant share of total food sales.

Farmers are also being encouraged to begin farming organic products to increase incomes as these products command higher prices than conventional crops. The premium prices that organic foods command may be essential to maintaining the existence of small farms in developed countries such as Canada and the United States.

As the natural foods industry has continued to grow and mature a significant number of mergers and acquisitions have helped consolidate the market.

Key Factors Shaping Market Growth

In general, we believe that increased consumer health consciousness is the single most important factor driving the growth of the natural and organic food sectors. Within the United States, and internationally, consumers have become far more aware of the quality of what they eat, the ingredients the foods contain, and the processes that the foods go through (e.g. treatment with pesticides, use of antibiotic drugs in animal feed, food irradiation) before arriving at the point-of-sale.

We also believe that increased publicity about food scares such as salmonella, listeria, and E. coli have also aided sales of natural and organic products. However, U.S. citizens have not reacted as negatively toward genetically modified (GM) foods as European consumers. Industry analysts believe that U.S. consumers are more open to the concept of GM foods because they have a higher degree of trust in government food safety agencies than European consumers.

Packaging has become an important factor in the success or failure of natural and organic foods. Not only do consumers look for environmentally friendly packaging materials, but many successful products have focused on packaging that is easy to carry and dispose of, as consumers of these natural and organic foods tend to be quite active.

 One factor that has hindered the growth of the organic food sector is a lack of consistent supply. Improved distribution channels, production techniques and growth in the number of producers has helped reduce the number of instances of retailers running out of a product. However, we believe this problem has not been completely eliminated and retailers continue to seek out producers who can not only supply a new or innovative product, but those who can supply a product consistently.

Advertising

Not surprisingly, since most companies are relatively small, advertising expenditures have also been small. Even large companies have generally relied upon product packaging or point-of-sale advertising to inform consumers about the benefits of their products. Although advertising is still expensive for the vast majority of producers, the competitive nature of these markets is forcing producers to spend more on advertising than ever before.

Most advertising for natural and organic foods is in the form of print advertising in trade magazines or store magazines. As many products are new to the market, or at least new to a significant portion of consumers, a picture of the product is a key component of a successful marketing campaign. Larger producers are also beginning to use newspaper and radio advertising in their marketing strategy.

Coupons (particularly peel-off stickers) and in-store demonstrations have also proven to be quite successful. These set-ups encourage consumers to try a product at little to no cost while giving producers an excellent opportunity to communicate with, and get feedback from, consumers.

Opportunities

We believe that the U.S. natural and organic food market represents a good opportunity for Canadian exporters and that this market is experiencing strong annual growth across numerous product sectors. In most product categories, consumers have yet to establish brand preferences for products. Canadian producers who are new to the U.S. market, can readily compete with domestic products that have already been available for an extended period of time.

Many U.S. retail outlets and distributors have also begun selling private-label, organic/natural foods and beverages and are actively looking for potential suppliers of these products. Retailers and distributors with private-label brands aim to have a significant number of products under one label in an attempt to generate customer loyalty, increase store margins, and offer lower-priced products to consumers.

The organic dairy industry has experienced one of the strongest growth of any organic food sector over the past few years. Although this rate of growth is not expected to continue, analysts predict that the growth of the organic dairy industry will continue to outpace the growth of the overall organic food market.

Soy products have been especially popular in the dairy segment. The health benefits of soy include lowering levels of LDL (the so-called "bad" cholesterol), reducing the risk of heart disease, and alleviating the symptoms of menopause.

Organic or natural foods that are targeted at children also represent a good opportunity for Canadian exporters. In many cases, consumers who are somewhat unwilling to pay higher prices for food for themselves, believe that organic or natural foods are of better quality than conventional items and are willing to pay more for these products for their children.

A relatively new area that has attracted a significant amount of consumer interest is the concept of ready-to-eat, natural or organic meals and ingredients. Retail outlets offering this type of foodservice have experienced extremely positive feedback from consumers, who have shown a willingness to pay restaurant prices for healthy, great-tasting foods that can be taken home.

Good opportunities exist in, but are not limited to, the following product categories:

•	meats;

•	fresh/frozen/processed fruits and vegetables;

•	breakfast cereals;

•	healthy snacks;

•	health bars;

•	prepared salads;

•	prepared meals;

•	condiments/sauces; and

•	desserts.

Kosher, Natural & Organic

The rapid rise in the popularity of organic foods among health-conscious consumers has been paralleled by a jump in demand for products that are labeled kosher. Many Muslims, vegans and consumers who are lactose-intolerant or those suffering from other food allergies also choose kosher. You do not have to be Jewish to buy kosher these days. The rapid rise in the popularity of organic foods among health-conscious consumers has been paralleled by a jump in demand for products that are labeled kosher from individuals seeking more wholesome things to eat. Lately the two trends have intersected. That has given rise to a booming new specialty food category—kosher organic.

A number of demand factors are behind the evolution of this unique market niche. For one, there are Jews who observe “kashrut,” the strict dietary rules that determine if food is properly prepared in order to be kosher, but also are interested in the benefits of eating organically.  There are health-minded members of other religions—most notably Muslims, whose own dietary Halal rules are fulfilled by food that is kosher—who are in this category, as well as Seventh-Day Adventists.

At stores like Whole Foods, it is not hard to find products with both designations on labels. They include chicken and other poultry from Wise Organic Pastures; Stoneyfield, Brown Cow and Horizon yogurt and whole milk; Evolution juices; Spectrum ground flax seeds; Nature’s Path and Arrowhead Mills cereals; and Silk Soy Milk, to name just a few. And Whole Foods’ “365” house brand features a number of kosher-organic items including whole and soy milk, tofu and a lemon beverage. These days it’s not just at a Whole Foods or a Wild Oats that you’ll find such items, but a supermarket in the Midwest may have a corner area that says kosher organic.

Some organic product manufacturers believe in the benefits of the kosher designation as a way to appeal to discerning shoppers. As an example, Italy’s Bionaturae product line premiered recently with an organic pasta that is also marked as kosher. Some brands have displayed both an organic and kosher designation for many years. Vermont-based Stoneyfield, has sold organic and kosher dairy products since 1984. Kosher consumers and the marketplace as a whole identify kosher certification with quality and value.

Kosher certification has undoubtedly impacted sales in a positive way. Wise Organic Pastures, known for its free-range organic and kosher chickens, has been using a double-certification for 15 years. Recently re-branded to attract a broader customer base (it was Wise Kosher Poultry), the firm added beef to its product line two years ago. Wise, which runs its own slaughtering plants supervised by a squad of rabbis overseeing the kosher butchers, also has many customers with gourmet tastes who buy its poultry because of its reputation for quality.

There have also been a few embarrassing missteps by companies that have certified that an organic product is kosher. The biggest faux pas involved those popular pre-packaged salad greens that have become ubiquitous in grocery stores. When food inspectors discovered many were infested with insects, it triggered quite a backlash.

The problem of insects extends beyond greens to organic produce in general. Because no pesticides are used, bugs are more likely to crop up in fruits and vegetables that are raised organically. Layering two strict sets of standards on top of each other is bound to have some pitfalls. But for the most part, the kosher organic category is likely to keep growing more popular.

Employees

We currently have no employees other than Henry Ender, our Chief Executive Officer, Secretary and Director and Fred Farnden, our President, Chief Financial Officer and Director.

ITEM 2.  DESCRIPTION OF PROPERTY

We currently operate our business from our Canadian office at 361 Connie Crescent, Concord, Ontario, Canada L4K 5R2. We rented the office space for $1,500 a month from a related party for a period of 5 years commencing November 1, 2006.

ITEM 3. LEGAL PROCEEDINGS

We are not presently parties to any litigation, nor to our knowledge and belief is any litigation threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience  and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

As of October 31, 2007, 39,483,684 shares of common stock are issued and outstanding and held by 70 shareholders. Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock.  Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

On September 20, 2006, we issued a total of 50,000,000 shares of our common stock to 8 shareholders at $.001 per share. 10,000,000 of these shares were issued for services rendered, related to the formation of the Company, valued at $10,000.  Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933. In October 2007, 10,666,666 common shares held by a former shareholder of the Company were purchased by the Company and cancelled.  The following sets forth a list of these shareholders as of October 31, 2007:

Shareholder	Common Shares
Belmont Consulting, Inc.	2,250,000
Canadian Endernational Limited	14,666,667
Collossus 2 Ltd.	2,250,000
Farnden, Fred	14,666,667
Four Winds Food Corp.	2,500,000
Maxwell Network Group, Inc.	750,000
Taurus Consulting, Inc.	2,250,000

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, and manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

In December 2006, we completed a Regulation D, Rule 506 Offering in which we issued a total of 150,350 shares of our common stock in exchange for cash consideration to 63 shareholders at a price per share of $1.00 for an aggregate offering price of $150,350. The following sets forth the identity of the persons to whom we sold these shares and the amount of shares for each shareholder.

Shareholder	Common Shares
Abenstein, Len	500
Berl, Bessin	1,800
Blitzblau, Ilana	100
Blitzblau, Oren	100
Brussolo, Fabio	3,000
Canadian Triloon Corp.	5,000
Cannata, Roberto	2,600
Ciarallo, Catherine	100
Ciarallo, Frank	100
Ciarallo, John	100
Ciarallo, Rose	100
DeMarco-Formusa Sue	100
Dewji, Noorzehra	10,000
Dolfonso, Danny	100
Edri, Jacob	100
Edri, Roni	100
Elnekave, Isaac	4,000
Elnekave, Ruth	5,000
Ender, Blair	100

Ender, Jordan	100
Ender, Ryan	100
Ender, Sue-Ellen	100
Farnden, Elain	100
Farnden, Michael	100
Farnden, Stephen	100
Farnden, Terri	100
Foodfest International 2000,Inc.	50,000
Formusa, Joe	100
Gewirtz, Jonah	5,000
Ginzburg, Barbara	1,000
Greenberg, David	1,000
Greenberg, Gary	100
Grossman, Sheldon	4,950
Guerrera, Carmelo	5,000
Guido, Annette	100
Gunn, llana	100
Hutchens, Robert	1,000
Jacobs, Barry	200
Jacobs, Larry	100
Jacobs, Robert	100
Lastoria, Arlene	100
Leibler, Gitel	200
Leung, Anna	100
Li, Lan Ying	5,000
Mann, Michael	1,000
Mantha, Pierre	10,000
Menasherow, Mike	100
Menasherow, Telman	100
Raynai, Tibor	100
Ricci, Bessie	100
Rubenstein, David	10,000
Scauzillo, Michael	3,000
Semel, Moses	200
Sheinkman, David	1,200
Silver, Marvin	5,000
Sogolowek-Ender, Yael	5,000
Spindler, Julie	200
Spindler, Martin	100
Upiter, Craig	100
Viele, Anthony	3,000
Viele, Filomena	3,000
Zabizewski, Ruth	200
Zuccaro, Dominic	100

The Common Stock issued in our Regulation D, Rule 506 Offering was issued in a transaction not involving a public offering in reliance upon an exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933. In accordance with Section 230.506 (b) (1) of the Securities Act of 1933, these shares qualified for exemption under the Rule 506 exemption for this offering since it met the following requirements set forth in Reg. ss.230.506:

(A)	No general solicitation or advertising was conducted by us in connection with the offering of any of the Shares.

(B)
Each investor received a copy of our private placement memorandum and completed a questionnaire to confirm that they were either “accredited” or “sophisticated” investors as defined in Rule 501 of Regulation D. Each investor completed a questionnaire confirming that such investor has such knowledge and experience in financial and business matters that he/she is capable of evaluating the merits and risks of the prospective investment.

(C)	Our management was available to answer any questions by prospective purchasers;

(D)	Shares issued in connection with this offering were restricted under Rule 4(2) and certificates indicating ownership of such shares bore the appropriate legend.

All shares purchased in the Regulation D Rule 506 offering completed in December 2006 were restricted in accordance with Rule 144 of the Securities Act of 1933.

We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, these shareholders had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for this transaction.

We have never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.

Equity Compensation Plan Information

The following table sets forth certain information as of March 12, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Caution Regarding Forward-Looking Information

Certain statements contained herein, including, without limitation, statements containing the words “believe(s)”, “anticipate(s)”, “expect(s)” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this prospectus and investors are cautioned not to place undue reliance on such forward-looking statements.

Plan of Operations

Second Quarter 2008

We continue to seek out new opportunities to enter into new broker agreements representing companies with products focused on Kosher, organic and/or natural qualities.  We intend to raise an additional $300,000 through debt or equity financing to support our sales and marketing efforts and hire additional staff that will assist solely in expanding our broker base and specific representation in the North American market.

In addition we will continue to pursue acquisitions or joint ventures with other brokerage firms, distributors and manufacturers that focus on Kosher, organic and natural qualities. If we have executed a purchase agreement to acquire such a business we will work with an investment partner to raise the financing to consummate the acquisition.

Third Quarter 2008

If we have not completed the financing transaction during the last quarter we intend to close on such additional financing for working capital and corporate overhead. We will also continue to search for key personnel that will expand our current service offerings and capabilites by introducing new products resulting from new broker agreements or from opportunities arising from potential acquisitions or joint ventures.

We also intend to actively pursue and recruit new board members with appropriate experience and skill to guide the Company’s successful growth plans.

Fourth Quarter 2008

We will be seeking out and pursuing new broker agreements with foreign distributors or manufacturers that specialize in Kosher, organic or natural products to import these products into the North American market. These new products would be added to our current broker/distribution network to strengthen the Company’s overall business plan.  Concurrently, we will be seeking out opportunities to create broker relationship with foreign brokerage firms or distributors to export domestically produced products that can fill a need in foreign markets. We would seek out to hire a specialist in the import/export market to add to our staff to solely assist in expanding this new business.

First Quarter 2009

While we continually seek out new products, broker agreements, and acquisitions in the domestic market we now are looking at foreign acquisitions or joint venture partnerships      with foreign manufacturers to import foreign technology and establish domestic production facilities to produce domestic products previously imported.  If successful this could reduce costs, lead times, inventories and result in better value for the consumer.  If such possibilities exist we would work with an investment partner to raise financing to consummate such a transaction.

Capital Resources and Liquidity

As of October 31, 2007, we had negative working capital of approximately $117,916. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, we have not identified any alternative sources.

As set forth in the notes to the financial statements, our independent auditors have expressed substantial doubt about our ability to continue as a going concern because we have no viable operations or significant assets and we are dependent upon significant shareholders to provide sufficient working capital to maintain the solvency of the corporate entity.

We are still in the process of developing and implementing our business plan and raising additional capital. As such, we are considered to be a development stage company. Management believes that actions presently being taken to obtain additional funding and implement its business plan provide the opportunity for us to continue as a going concern.

We believe we can satisfy our cash requirements for the next twelve months with our current cash, receivables and expected revenues from our current contracts to provide broker representation and services.  The term of the contacts are five (5) consecutive one year periods automatically renewed unless terminated with 60 days notice prior to each anniversary.  Each contract provides for an exclusive brokerage of a specific product or territory, provided by the Company.  Henya receives 5% of net receipts plus reimbursement of any authorized expenditures in each of their contracts.  Management is confident that based on the current sales performance of the products and companies Henya represents that sufficient cash flow is available to satisfy the cash requirements.  The Company will attempt to raise additional financing for working capital to support sales and marketing efforts in other regions.  However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

We anticipate that our operational as well as general and administrative expenses for the next twelve months will total $283,000 for the following expenses:

Management Fees	$120,000
Overhead paid to a related party	$125,000
Finance	$20,000
Occupancy Cost	$18,000

Management fees of $5,000 per month will be allocated to each of Henry Ender and Fred Farnden.  Henry Ender manages sales and product development.  Fred Farnden manages accounting, reporting, costing, labeling, customs, and logistics.  The Company has budgeted $30,000 for expenses to attend trade shows in North America, Europe, and Israel to source new products and meet new principals in order to facilitate the expansion of the Company’s core business.  In this regard, Henya currently represents the following  companies as food brokers:  Foodfest International 2000 Inc. (Concord, Ontario), Coastal Water Seafood Ltd. (Vancouver, British Columbia) and Bandana Bandito (Antioch, Illinois).  The Company has also allocated $20,000 for web development to promote its services in addition to an allowance for entertainment costs associated with new client development.

During the fiscal year ended October 31, 2007, we received commission income from related companies controlled by our directors totaling $387,970 (2006 - $28,313). Management has agreed to defer collection of these amounts for a period of up to one year from date of invoicing.  Due to the fact that we are related to these customers and management is aware of their financial stability, there is no concern of collectibility.

We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant changes in the number of employees although depending on if financing is raised we may add additional representatives. We do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the increase in overhead expense. At this time we have not entered into any agreements or negotiations with a sales and marketing entity to undertake marketing for us. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from our consulting services to cover our operating expenses.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

ITEM 7.  FINANCIAL STATEMENTS
The required financial statements begin on page F-1 of this document

 HENYA FOOD CORP.

FINANCIAL STATEMENTS

 31 October 2007

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of 31 October 2007 and 31 October 2006	F-2
Statements of Operations for the year ended 31 October 2007, for the period from inception, 20 September 2006, to 31 October 2006 and for the period from inception,
20 September 2006 to 31 October 2007.
F-3
Statements of Changes in Stockholders’ Equity for the period from inception, 20 September 2006, to 31 October 2007.	F-4
Statements of Cash Flows for the year ended  31 October 2007, for the period from inception, 20 September 2006, to 31 October 2006 and for the period from inception,
20 September 2006 to 31 October 2007.
F-5
Notes to Financial Statements	F-6 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Henya Food Corp.

We have audited the accompanying balance sheets of Henya Food Corp. (A Development Stage Company) as at 31 October 2007 and 2006 and the related statements of operations, changes in stockholders' deficit and cash flows for the periods then ended and for the period from the date of inception (20 September 2006) to 31 October 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Henya Food Corp. (A Development Stage Company) as at 31 October 2007 and 2006 and the results of its operations, cash flows and changes in stockholders' deficits for the periods ended 31 October 2007 and 2006 and for the period from the date of inception (20 September 2006)  to 31 October 2007 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 4 to the financial statements, the Company has suffered losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP
Markham, Canada
12 March 2008

HENYA FOOD CORP.
(A Development Stage Company)
BALANCE SHEETS

AS AT

	31 October 2007	31October 2006
ASSETS
Current Assets
Cash	$2,188	$394
Accounts receivable due from related parties	356,603	28,313
Total Current Assets	358,791	28,707
Long Term Assets
Deferred offering costs	-	82,035
Total Assets	$358,791	$110,742

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$34,375	$82,501
Accrued liabilities	330,000	30,000
Loans payable	112,332	-
Total Current Assets	476,707	112,501
Total Liabilities	476,707	112,501
Commitment and Contingencies (see note 13)
Stockholders' Deficit
Capital stock	39,484	50,000
Additional paid in capital	107,800	-
Notes receivable from stock issued	(31,094)	(40,000)
Deficit accumulated during the development stage	(234,106)	(11,759)
Total Stockholders' Deficit	(117,916)	(1,759)
Total Liabilities and Stockholders' Deficit	$358,791	$110,742

The accompanying notes are an integral part of these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year Ended 31 October 2007	For the period from inception, 20 September 2006, to 31 October 2006	For the period from inception, 20 September 2006, to 31 October 2007
REVENUE		-
Commission income from related companies	$388,219	$28,313	$416,532
Interest on notes receivable from shareholders	2,400		2,400
	390,619	28,313	418,932
EXPENSES
Officers and directors fees	300,000	30,000	330,000
Rent paid to a related company	18,000	-	18,000
Severance expense	171,840	-	171,840
Interest and bank charges	7,975	72	8,047
General and administrative	96	-	96
Consulting expenses paid with common stock	-	10,000	10,000
Overhead paid to a related party	97,055	-	97,055
Professional fees	18,000	-	18,000
	612,966	40,072	653,038

NET LOSS	$(222,347)	$(11,759)	$(234,106))
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	50,125,223	50,000,000	50,112,577

The accompanying notes are an integral part of these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION, 20 SEPTEMBER 2006, TO 31 OCTOBER 2007

	Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Notes Receivable from Stock Issued	Deficit Accumulated During the Development Stage	Total Stockholders' Deficit
Common stock issued at inception	50,000,000	$50,000			$(40,000)	$-	$10,000
Net loss						(11,759)	(11,759)
BALANCE, 31 OCTOBER 2006	50,000,000	50,000			(40,000)	(11,759)	(1,759)
Common stock issued	150,250	150		150,200			150,350
Allocation of common stock proceeds against deferred offering costs				(150,000)			(150,000)
Common stock cancelled	(10,666, 666)	(10,666)			10,666		--
Interest on notes receivable, net					(1,760)		(1,760)
Officers accrued fees forgiven				107,600			107,600
Net loss						(222,347)	(222,347)
BALANCE, 31 OCTOBER 2007	39,483,684	$39,484		$107,800	$(31,094)	$(234,106)	$(117,916)

The accompanying notes are an integral part of these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended 31 October 2007	For the period from inception, 20 September, 2006, to 31 October 2006	For the period from inception, 20 September 2006, to 31 October 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(222,347)	$(11,759)	$(234,106)
Adjustment to reconcile net earnings to net cash provided by operating activities
Issuance of common stock for services		10,000	10,000
Officers accrued fees forgiven	107,600		107,600
Interest on notes receivable from stock issued, net	(1,760)		(1,760)
Changes in operating assets and liabilities:
Accounts receivable due from related parties	(328,290)	(28,313)	(356,603)
Accounts payable	(48,126)	82,501	34,375
Accrued liabilities	300,000	30,000	330,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(192,923)	82,429	(110,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	112,332		112,332
Proceeds from common stock issued	82,385		150,350
Proceeds from common stock to be issued		67,965
Deferred offering costs		(150,000)	(150,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	194,717	(82,035)	112,682
NET INCREASE IN CASH	1,794	394	2,188
CASH, BEGINNING OF YEAR/PERIOD	394	-	-
CASH, END OF YEAR/PERIOD	$2,188	$394	$2,188

The accompanying notes are an integral part of these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2007

1.   NATURE OF OPERATIONS

Henya Food Corp. ("the Company") was incorporated on 20 September 2006 in the State of Delaware. The Company acts as a sales representative to broker kosher, natural and organic food products to retailers and distributors throughout Canada and to kosher retailers and distributors in the United States, Israel, Europe and Australia. The Company operates from its offices in Ontario, Canada.

2.    BASIS OF PRESENTATION

The Company has earned limited revenues from limited operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7 “). Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

3.    CONTROL BY PRINCIPAL STOCKHOLDERS

The directors, executive officers and their affiliates or related parties, own beneficially and in the aggregate, the majority of the voting power of the outstanding shares of the common stock of the Company.  Accordingly, the directors, executive officers and their affiliates, if they voted their shares uniformly, would have the ability to control the approval of most corporate actions, including increasing the authorized capital stock of the Company and the dissolution, merger or sale of the Company's assets or business.

4.    GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception in the amount of $234,106 and has used cash flows from operations since inception in the amount of $110,494 that raise substantial doubt as to its ability to continue as a going concern.

The Company's ability to continue as a going concern is contingent upon its ability to obtain the financing and strategic alliances necessary to attain profitable operations. Management is pursuing various sources of financing and intends to raise equity financing through a private placement with a private group of investors in the near future.  In the event the Company is not able to raise the necessary equity financing from private investors, the shareholders intend to finance the Company by way of shareholder loans, as needed, until profitable operations are attained.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2007

5.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with United States of America generally accepted accounting principles. Outlined below are those policies considered significant:

Commission Recognition

The Company's commission recognition policies are in compliance with Staff Accounting Bulletin ("SAB") 104. Commission income is recognized at the date a formal arrangement exists, the price is fixed or determinable, the services are complete (commissions are calculated on sales net of any returns), no other significant obligation of the Company exists and collection is reasonably assured.  For the year ended 31 October 2007, substantially all of our commission income is from related parties.  See note 6.

Henya earns commissions in the form of brokerage fees based on sales of products of individual companies represented.  A related company, Foodfest International 2000 Inc., currently represents the majority of brokerage fees earned.  Management anticipates that commissions from non-related parties will increase over the next twelve months as the company develops.  Henya currently has brokerage agreements with Foodfest International 2000 Inc., Pure Fun Confections Inc., Coastal Water Seafood Ltd., Bandana Bandito LLC, and Gifoodi Inc.

Cash and Cash Equivalents

Cash and cash equivalents consist of a commercial bank account carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount net of sales returns and an allowance for doubtful accounts.  The Company determines its allowance for doubtful accounts by considering a number of factors, including the age of the receivable, the financial stability of the customer, discussions that may have occurred with the customer and management's judgment as to the overall collectibility of the receivable from that customer.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts in the period of recovery.  As at 31 October 2007 management determined that, because the accounts receivable are all due from related companies and management is aware of the financial stability of those companies, no provision for doubtful accounts is required.

Concentration of credit risk

The Company is exposed to credit risk of its accounts receivable arising from the fact that one company, Foodfest International 2000 Inc., currently represents the majority of brokerage fees earned. This risk is mitigated by the fact that Foodfest International 2000 inc. is a related party controlled by directors and shareholders of the Company and the accounts receivable would only be at risk for the going concern status of Foodfest International 2000 Inc., the likelihood of which is deemed to be low.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2007

Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

The carrying value of the company's receivables, advances and accounts payable approximates fair value because of the short-term maturity of these instruments.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the period ended 31 October 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Overhead Costs Incurred

The Company records an overhead expense paid to a related party to reflect the use of the related party’s office equipment, personnel and other assets for the benefit of the Company. The current charge is 25% of the Company’s gross revenue.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2007

5.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation

The Company adopted SFAS No. 123R, Share-Based Payment, which requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values.   The Company accounts for stock-based compensation arrangements with non-employees in accordance with the Emerging Issues Task Force Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services.  The Company records the expense of such services to employees and non employees based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  In the case of stock options, the Company uses the Black-Scholes pricing model to estimate the fair value of the services provided.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment to FASB Statement No. 140. SFAS 156 requires that all separately recognized servicing rights be initially measured at fair value, if practicable. In addition, this statement permits an entity to choose between two measurement methods (amortization method or fair value measurement method) for each class of separately recognized servicing assets and liabilities. This new accounting standard is effective 1 January, 2007. Management does not expect that the adoption of SFAS 156 will have a significant impact on the financial condition or results of operations.

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after 15 December 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective in fiscal years beginning after 15 November 2007. Management is currently evaluating the impact that the adoption of this statement may have on the Company’s financial position and results of operations.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2007

In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after 15 November 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

In December 2006, the FASB issued FASB Staff Position Emerging Issues Task Force ("FSP EITF") 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after 15 December 2006 and interim periods within those fiscal years. The adoption of FSP 00-19-2 is not expected to have a material impact on the Company’s financial condition or results of operations

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. In addition, it is similar to a measurement choice permitted in International Financial Reporting Standards. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2007

6.   CAPITAL STOCK

Authorized
110,000,000 common shares, $0.001 par value	31 October	31 October
10,000,000 preferred shares, $0.001 par value	2007	2007

Issued
39,483,684 common shares (31 October 2006 - 50,000,000)	$39,484	$50,000

On 20 September 2006 the Company issued 40,000,000 and 10,000,000 common shares to the founders of the corporation for consideration of notes receivable and services rendered respectively. The notes bear interest at 6% per annum and are due on demand.  The notes receivable from the common stock issued are presented as a reduction of stockholders’ equity in the Statement of Changes in Stockholders’ Deficiency.  The stock issued for consulting services have been valued at the fair market value of the services received by the Company of $10,000 and are reported in the Statement of Operations under consulting.  The fair value of services received is the amount that these individuals have billed to the Company which is based on hourly rates that these individuals normally charge in providing similar services

In October 2006, the Company received proceeds of $67,965 related to common shares to be issued subsequent to the year end. Offering costs have been recorded as a reduction of these proceeds bringing the net value of shares to be issued to Nil. In December 2006, the Company issued 67,865 common shares to these individuals and related parties.

In December 2006, the Company issued 82,385 common shares to various individuals and related parties for proceeds of $82,385. Of this amount $82,035 was used to pay for deferred offering costs incurred.

In October 2007, the Company bought back and cancelled 10,666,666 common shares for the amount issued of $10,666.

7.    RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

The Company received commission income totaling $387,970 (2006 - $28,313) from related companies controlled by directors of the Company.  Included in account receivable is $356,603 (2006 - $28,313) from these related companies.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2007

Beginning in November 2006, the Company began paying rent to a company controlled by the directors of the Company for $1,500 per month.  The Company also paid $97,055 (2006 – nil) to a related company during the year for overhead expenses incurred on behalf of the Company as per an agreement where the Company will pay as overhead, 25% of its revenue to the related company. This allows the Company the use of the offices, including phone, fax and other office equipment as needed.

8.   ECONOMIC DEPENDENCE

The company has brokered sales for a number of food retailers to earn commissions. Agreements are in place with a number of retailers, related to the Company by virtue of being controlled by directors of the Company. Of the $388,219 in brokerage fees earned in the year, $384,166 or 98.9%, was from Foodfest International 2000 Inc., (In 2006 - of the $28,313 in brokerage fees earned in the year, $25,000 or 88.3% was from Foodfest International 2000 Inc.) which is one of the related companies. An overhead charge of $97,055 was payable to Foodfest and has been applied to the amount receivable.

9.  INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

As at 31 October 2007, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years' income as a result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

The components of deferred income taxes have been determined at the combined Canadian federal and provincial statutory rate of 36.12% (2006 - 36.12%) as follows:

	2007	2006

Deferred income tax assets (liabilities):
Loss carryforwards	80,312	4,247
Valuation allowance	(80,312)	(4,247)
Deferred income taxes	$-	$-

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2007

10.   LOANS PAYABLE

In May 2007, the Company borrowed $25,000 from an unrelated company to finance operations. The loan is unsecured, bears interest at an effective rate of 20% and matures in one year. Included in loans payable is $2,332 of accrued interest on this loan.

In August 2007, the Company borrowed $80,000 from Marvin Silver, a shareholder of the company, to finance operations. The loan is unsecured, bears interest at an effective rate of 25% and matures in one year. Included in the loans payable is $5,000 of accrued interest on this loan.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 October 2007 no taxes or interest was paid by the Company.

13.  COMMITMENTS

Beginning 1 November 2006, the Company entered into an agreement with a related company to rent office space for a period of five years. As at October 2007, $18,000 in rent has been paid. Rent to be paid is as follows:

2008	$18,000
2009	$18,000
2010	$18,000
2011	$18,000

14.  SUBSEQUENT EVENTS

On 21 January 2008, the Company entered into a settlement agreement with a shareholder of the company, whereby the Company agreed to the following:

1)        One day following a restriction  period of one year from the date the Company’s common stock begins to publicly trade on the OTCBB, American Stock Exchange, New York Stock Exchange or either Nasdaq market, the Company will issue new common stock to raise $200,000 to be paid to the former shareholder. As security for this transaction, the Company has placed 3,000,000 shares of its common stock in Escrow with a law firm. $200,000 has been accrued for this as severance expense. The expense has been netted against amounts forgiven by the shareholder as part of the settlement.
2)        Within five business days of the Company receiving funds totalling $3,500,000 from a private placement, the Company will pay a total of $50,000 in final settlement of all obligations owed to the former shareholder. If the Company does not receive the funds from a private placement before the end of the restriction period stated in #1 above, interest at a rate of 5% per annum will accrue on the outstanding balance from the end of the restriction period.  Additionally, if the Company does not receive the funds from a private placement before the end of the restriction period stated in #1 above, an amount of the shares held in Escrow valued at $50,000 shall be delivered to the shareholder. $50,000 of accrued management fees remains payable in relation to this.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2007. Based on this evaluation, our chief executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company are:

Name	Age	Position	Date Appointed

Henry Ender	56	Chief Executive Officer, Secretary, Director	September 20, 2006
Fred Farnden	59	President, Chief Financial Officer, Director	January 2, 2008

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years:

HENRY ENDER.

Henry Ender was appointed as our President, CEO, and CFO on September 20, 2006. Mr. Ender co-founded Foodfest International 2000, Inc.  (“Foodfest”) in 1977.  During the past five years, Henry has been involved in the day-to-day operations of Foodfest.  He has been responsible for developing the import/export side of the business.  Mr. Ender has developed a working relationship with supermarket buyers in Ontario, Canada.  Henry has established a network of distributors in Canada and the U.S. who facilitate the sale and delivery of products imported by Foodfest in their local regions.  Henry has been involved in direct sales, product selection and procurement, merchandising and marketing. Since inception, Henry has been providing the direction in Henya's approach to the market and providing the necessary guidance to properly execute the companies business plan.

FRED FARNDEN.

 Mr. Farnden started his career in the food business in 1971 and has been involved in management and/or ownership positions with Safeway Stores Incorporated, Spetifore and Sons Ltd., Coast Labelling and Services Ltd., Coastal Water Seafoods Ltd. and Foodfest International 2000 Inc.

Foodfest imports products from Israel and Canada into the United States and from Israel and the United States to Canada.   Foodfest is a direct sales and distribution (“DSD”) food company in the Province of Ontario and is a customer of Henya.  Foodfest sells imported products to other DSD food distributors in Canada and the United States.  Foodfest sells to Canadian supermarkets including: Loblaws; Real Canadian Super Store; No Frill’s; Fortino’s; Zehr’s; Sobeys; Price Choppers; A&P Dominion; Food Basics; Wal-Mart; Highland Farms and Longos. Specialty stores include Whole Foods; Pusateri’s; Kosher City; Hartman’s and Hermes. In Canada, Foodfest sells to co-distributors including: Tree of Life; Sunopta; Regitan and Richmond Specialty Foods which reach specific markets. In Canada, Foodfest services over 3,000 retail and institutional customers. In the U.S., Foodfest sells in New York; Massachusetts; Maryland; Florida; Illinois; Minnesota and California. Foodfest has established vendor relationships with the supermarkets listed above,which provides Foodfest the opportunity to present new products to the buyers for their consideration.  Mr. Ender started out in the food business in 1974 and has been involved in a management and ownership position of North Kensington Markets; Central Smoked Fish; International Shrimp Storage; NKM Chapmans Fine Foods; Canada Seafood Corporation; Allseas Fisheries; Mike’s Fish/St.Lawrence Market; Seacore Seafood Corporation; Seafood Warehouse International and Foodfest.

Foodfest is a DSD company which means it is a distributor which sells and delivers store by store, stopping at each store or account to drop products and sometimes even merchandise those goods. Henya is a food broker which means it represents products to a variety of prospective buyers. These buyers could be specialty stores, retail grocery chains, wholesalers, foodservice operators and distributors, drug chains, mass merchandisers, industrial users or military installations. In trying to sell products and achieve a listing, a broker may make presentations to the head offices of chains and wholesale groups. More and more, key buying decisions are being made at regional headquarters. If a product is listed, then it's on the list of products that the stores can order. Once a product is listed, Henya, as a broker, may also schedule promotions. Henya keeps in touch with the head office of The Principals represented to ensure direct feedback and co-ordination between the head office and the retail accounts.

As well as representing products to buyers (selling), Henya offer a number of other services. These may include merchandising (planning promotions, and keeping product on the shelf), computerized ordering and data collection services.

In the future, Henya will call on retail outlets on a regular basis which is normally every four to six weeks in rural locations and once a week for major retail and wholesale accounts in the city.  Also in the future, Henya plans to confirm product shelf placement, adjust shelf space, handle complaints, pull damaged product, rush through an unplanned order, handle any special promotions or displays, and monitor competitor activity.  In the future, Henya also plans to provide problem solving solutions for its clients.

In their positions with Foodfest, Mr. Ender and Mr. Farnden are responsible for managing the distribution of products to retail accounts, foodservice accounts and other distributors throughout Canada and the United States. In their positions with Henya, Mr. Ender and Mr. Farnden are responsible for representing manufacturers and distributors who have products they wish to sell to retail accounts, foodservice accounts and distributors.

Term of Office

Our directors were appointed for one-year terms to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers were appointed by our board of directors and hold office until removed by the board.

Our officers and directors will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of our directors. We have not compensated our directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officer(s) are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

Our officers and directors have not filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has decided not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended October 31, 2007.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended October 31, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (shares) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Henry Ender Chief Executive Officer, Secretary	2006	0	0	14,667	0	0	0	10,000	24,667
And Director	2007	0	0	0	0	0	0	105,000	105,000
Fred Farnden President, Chief Financial Officer and Director	2006			14,667				10,000	24,667
	2007							105,000	105,000
TOTAL		0	0	29,334	0	0	0	230,000	259,334

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.  Mr. Thompson is employed as the CEO of the company pursuant to a five year employment contract.

Our officer and director has not filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table from January 1, 2007 through December 31, 2007.  Warrants were granted to the executive officer in 2006, however the same have been returned to the corporation unexercised, and have been terminated.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2007, by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Employment Agreement

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of October 31, 2007 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by our directors, and (iii) by our officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common	Canadian Endernational Limited 361 Connie Crescent Concord, ON L4K-5R2	14,666,667	37.15%

Common	Fred Farnden 8563 109B Street Delta, BC V4C-4H4	14,666,667	37.15%

Security Ownership of Management

Title of Class	Name and address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common	Henry Ender (2) 26 Kendall St. New Haven, Connecticut 06512	14,726,667	37.30%

(1)	Based on 39,483,684 shares of our common stock outstanding.
(2)
Canadian Endernational Limited is controlled by Henry Ender and therefore Mr. Ender is deemed as the beneficial owner of the 14,666,667 shares held in the name of Canadian Endernational Limited. Mr. Ender also controls Foodfest International 2000, Inc. and therefore Mr. Ender is deemed as the beneficial owner of the 50,000 shares held in the name of Foodfest International 2000, Inc. In addition, Mr. Ender’s wife, Yael Soglowek-Ender, personally owns 5,000 shares and she controls Canadian Triloon Corp. which owns 5,000 shares and therefore Mr. Ender is deemed to beneficially own these 10,000 shares also for a total of 14,726,667 shares.

Changes in Control

There are no arrangements which may result in a change in control of the Company..

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Henry Ender, our sole officer, director and founder is deemed to be our promoter. We were formed on September 20, 2006 and 14,666,667 shares were issued to Canadian Endernational Limited, which is controlled by Henry Ender. Other than the share issuance set forth herein there have been no other transactions with our promoters.

Beginning in November 2006, the Company began paying rent to a company controlled by the directors of the Company for $1,500 per month.  This allows the Company the use of the offices, including phone, fax and other office equipment as needed.

From inception to November 19, 2007 we have not received revenues from operations and only commissions from related parties.  In this regard, total commissions for the nine months ended July, 31, 2007 were $279,986.  Commissions were from two related companies, Foodfest International ($275,933) and Coastal Water Seafood Ltd. ($3,600) which totaled $279,533 for the nine months.  The balance of $453 was commissions earned from non-related companies.  Our sole officer has continued to work for the procurement of new products and subsequently listing of these products in either the food service or retail sectors.

PART IV

ITEM 13. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.1	Articles of Incorporation*
3.2	By-Laws*
3.3	Memo regarding Management Compensation**
14.1	Code of Ethics
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  filed as an exhibit to the SB-2 filed with the SEC on May 7, 2007
** filed as an exhibit to the SB-2/a4 filed with the SEC on November 19, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended October 31, 2007, we were billed $22,618 by our present principal accountant for professional services rendered for the audit of our financial statements.

Tax Fees

For the Company’s fiscal year ended October 31, 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended October 31, 2007.

Audit and Non-Audit Service Pre-Approval Policy

We currently do not have an audit committee. However, our board of directors has approved the services described above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Henya Food Corp.

By:	/s/ Henry Ender
Chief Executive Officer

By:	/s/ Fred Farnden
Chief Financial Officer

Dated:  April 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Henry Ender	Chief Executive Officer	April 7, 2008
Henry Ender
/s/ Fred Farnden	Chief Financial Officer	April 7, 2008
Fred Farnden