Form 10-Q
period 2008-01-31
HENYA FOOD CORP
filed 2008-05-21
CIK 1397919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

HENYA FOOD CORP.
(Exact name of registrant as specified in Charter

Delaware	333-142658	74-3191757
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

26 Kendall St., New Haven, Connecticut  06512
 (Address of Principal Executive Offices)
 _______________
(905) 709-4775
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 21, 2008: 39,483,684 shares of common stock.

HENYA FOOD CORP

FORM 10-Q

January 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3	Quantitative and Qualitative Disclosures About Market Risk
Item 4T	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

 Item 1. Financial Information

HENYA FOOD CORP.
(a development stage company)

FINANCIAL STATEMENTS

AS OF JANUARY 31, 2008

CONTENTS

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets 31 January 2008 (Unaudited) and 31 October 2007(Audited)	F-2
Statements of Operations for the Three Months Ended 31 January 2008 (Unaudited), Three Months Ended 31 January 2007 (Unaudited)
and for the period from incorporation, 20 September 2006 to 31 January 2008 (Unaudited)
F-3
Statements of Cash Flows for the Three Months Ended 31 January 2008 (Unaudited) Three Months Ended 31 January 2007 (Unaudited)
and for the period from incorporation, 20 September 2006 to 31 January 2008 (Unaudited)
F-4
Notes to Financial Statements (Unaudited)	F-5 - F-8

HENYA FOOD CORP.
(A Development Stage Company)
BALANCE SHEETS
Unaudited

AS AT

	31 January 2008 (Unaudited)	31 October 2007 (Audited)
ASSETS
Current Assets
Cash	$2,050	$2,188
Accounts receivable due from related parties	443,783	356,603

Total Current Assets	445,833	358,791

Total Assets	$445,833	$358,791

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$41,549	$34,375
Accrued liabilities	360,000	330,000
Loans payable	118,582	112,332

Total Current Liabilities	520,131	476,707

Total Liabilities	520,131	476,707

Stockholders' Deficit
Capital stock	39,484	39,484
Additional paid-in capital	107,800	107,800
Notes receivable from stock issued	(31,534)	(31,094)
Deficit accumulated during the development stage	(190,048)	(234,106)

Total Stockholders' Deficit	(74,298)	(117,916)

Total Liabilities and Stockholders' Deficit	$445,833	$358,791

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	For the Three Months Ended 31 January 2008 (Unaudited)	For the Three Months Ended 31 January 2007 (Unaudited)	For the Period from Inception, 20 September 2006 to 31 January 2008 (Unaudited)
REVENUE
Commission income from related companies	$116,006	$82,254	$532,538
Interest on notes receivable from shareholders	440	600	2,840

	116,446	82,854	535,378
EXPENSES
Officers and directors fees	30,000	90,000	360,000
Rent paid to a related company	4,500	4,500	22,500
Interest and bank charges	6,388	6	14,435
Overhead paid to a related party	29,000	-	126,055
Severance	-	-	171,840
General and administrative	-	-	96
Professional fees	2,500	-	20,500
Consulting expenses paid with common stock	-	-	10,000

	72,388	94,506	725,426

NET EARNINGS (LOSS)	$44,058	$(11,652)	$(190,048)

EARNINGS (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	39,483,684	50,067,004

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

	For the Three Months Ended 31 January 2008 (Unaudited)	For the Three Months Ended 31 January 2007 (Unaudited)	For the Period from Inception, 20 September 2006 to 31 January 2008 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$44,058	$(11,652)	$(190,048)
Adjustment to reconcile net earnings to net cash provided by operating activities
Issuance of common stock for services	-	-	10,000
Officers accrued fees forgiven			107,600
Interest on notes receivable from stock issued	(440)	(600)	(2,200
Changes in operating assets and liabilities:
Accounts receivable due from related parties	(87,180)	(82,254)	(443,783)
Accounts payable	7,174	12,000	41,549
Accrued liabilities	30,000	-	360,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(6,388)	(82,506)	(116,882)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	6,250	-	118,582
Proceeds from common stock issued	-	150,350	150,350
Proceeds from common stock to be issued	-	(67,965)	-
Deferred offering costs	-	-	(150,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,250	82,385	118,932

NET (DECREASE) INCREASE IN CASH	(138)	(121)	2,050

CASH, BEGINNING OF PERIOD	2,188	394	-

CASH, END OF PERIOD	$2,050	$273	$2,050

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JANUARY 2008

1.    NATURE OF OPERATIONS

Henya Food Corp. ("the Company") was incorporated on 20 September 2006 in the State of Delaware. The Company acts as a sales representative to broker kosher, natural and organic food products to retailers and distributors throughout Canada and to kosher retailers and distributors in the United States, Israel, Europe and Australia.

The Company has earned limited revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7 “). Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 31 January, 2008 are not necessarily indicative of the results that may be expected for the year ending 31 October, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended  31 October, 2007.

2.    GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception in the amount of $190,048 and has used cash flows from operations since inception in the amount of $116,882 that raise substantial doubt as to its ability to continue as a going concern.

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

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JANUARY 2008

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133, Accounting for Derivatives Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instrument. Management does not expect the adoption of SFAS 155 to have a material impact on the Company’s financial statements.

In March 2006, the FASB released SFAS No. 156 Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140 to simplify accounting for separately recognized servicing assets, servicing liabilities. SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after 15 September 2006. The Company does not anticipate the adoption of SFAS No. 156 will have a material impact on its consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. This interpretation requires that the Company determine whether it is more likely than not that a tax position will be sustained upon examination based on the technical merits of the position, and measure the amount of benefit to be recognized in the financial statements for a tax position that meets the more- likely-than-not recognition threshold. FIN 48 is effective for fiscal years beginning after 15 December 2006. Management does not expect the adoption of FIN 48 to have a material impact on the Company’s financial statements.

In September 2006, the U.S. Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, which expresses the views of the SEC staff regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The guidance of this SAB is effective for annual financial statements covering the first fiscal year ending after 15 November 2006, which is 31 December 2006 for the Company. SAB No. 108 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Defining Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after 15 November 2007. The Company is currently evaluating the impact of adopting FAS 157 on its financial statements.

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
Unaudited
31 JANUARY 2007

3.    RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the three months ended 31 January 2008, the Company received commission income from related companies controlled by directors totalling $116,006 (three months ended 31 January 2007 - $82,254).

During the three months ended 31 January 2008, the Company accrued fees for the officers and directors totalling $30,000 (three months ended 31 January 2007 - $90,000) which is included in accrued liabilities.

During the three months ended 31 January 2008, the Company paid rent to a company controlled by the directors of the Company totalling $4,500 (three months ended 31 January 2007 - $4,500).

During the three months ended 31 January 2008, the Company paid $29,000 (three months ended 31 January 2007 - $nil) for overhead expenses incurred on behalf of the Company. This amount is from the Company’s agreement where it will pay as overhead, 25% of its revenue to the related company. This allows the Company the use of the offices, including phone, fax and other office equipment as needed.

4.    MATERIAL AGREEMENT

On 21 January 2008, the Company entered into a settlement agreement with a former shareholder of the company whereby, in exchange for the return of 10,666,666 shares on 31 October 2007, the Company agreed to pay $200,000 to the former shareholder with the following terms;

1)       This amount is payable one day following a restriction period of one year from the date the Company’s common stock begins to trade publicly and the funds will be raised by issuing new common shares in a private placement. As security for this transaction, the Company has placed 3,000,000 shares of its common stock in Escrow with a law firm. $200,000 has been accrued for this as severance expense. The expense has been netted against amounts forgiven by the shareholder as part of the settlement.

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

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Caution Regarding Forward-Looking Information

Certain statements contained herein, including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

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

Third Quarter 2008

If we have not completed the financing transaction during the last quarter we intend to close on such additional financing for working capital and corporate overhead. We will also continue to search for key personnel that will expand our current service offerings and capabilities by introducing new products resulting from new broker agreements or from opportunities arising from potential acquisitions or joint ventures.

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

Capital Resources and Liquidity

As of January 31, 2008, we had negative working capital of approximately $74,298. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the viability of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

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

We anticipate that our operational as well as general and administrative expenses for the next twelve months will total $333,000 for the following expenses:

Management Fees	$120,000
Trade Show Expenses	$30,000
Web Development	$20,000
Overhead paid to a related party	$125,000
Finance	$20,000
Occupancy Cost	$18,000

Management fees of $5,000 per month will be allocated to each of Henry Ender and Fred Farnden.  Henry Ender manages sales and product development.  Fred Farnden manages accounting, reporting, costing, labeling, customs, and logistics.  The Company has budgeted $30,000 for expenses to attend trade shows in North America, Europe, and Israel to source new products and meet new principals in order to facilitate the expansion of the Company’s core business.  In this regard, Henya currently represents the following  companies as food brokers:  Foodfest International 2000 Inc. (Concord, Ontario), Coastal Water Seafood Ltd. (Vancouver, British Columbia) and Bandana Bandito (Antioch, Illinois).  The Company has also allocated $20,000for web development to promote its services in addition to an allowance for entertainment costs associated with new client development.

During the quarter ended January 31, 2008, we received commission income from related companies controlled by our directors totaling $116,006. Management has agreed to defer collection of these amounts for a period of up to one year from date of invoicing.  Due to the fact that we are related to these customers and management is aware of their financial stability, there is no concern of collectibility.

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

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T.  Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of January 31, 2008.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)          Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Henry Ender	Chief Executive Officer	May 21, 2008
Henry Ender

/s/ Fred Farnden	Chief Financial Officer	May 21, 2008
Fred Farnden