Form 10-Q
period 2008-04-30
HENYA FOOD CORP
filed 2008-06-17
CIK 1397919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June , 2008: 39,483,684 shares of common stock.

HENYA FOOD CORP

FORM 10-Q

April 30, 2008

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

SIGNATURE

 Item 1. Financial Information

HENYA FOOD CORP.
(a development stage company)

FINANCIAL STATEMENTS

AS OF April 30, 2008

CONTENTS

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets 30 April 2008 (Unaudited) and 31 October 2007(Audited)	F-2
Statements of Operations for the Six Months Ended 30 April 2008 (Unaudited), Six Months Ended 30 April 2007 (Unaudited), Three Months Ended 30 April 2008 (Unaudited), Three Months Ended 30 April 2007 (Unaudited) and for the period from incorporation, 20 September 2006 to 30 April 2008 (Unaudited)
F-3 - F-4
Statements of Cash Flows for the Six Months Ended 30 April 2008 (Unaudited), Six Months Ended 30 April 2007 (Unaudited) and for the period from incorporation, 20 September 2006 to 30 April 2008 (Unaudited)
F-5
Notes to Financial Statements (Unaudited)	F-6-F-9

HENYA FOOD CORP.
(A Development Stage Company)
BALANCE SHEETS

AS AT

	30 April 2008 (Unaudited)	31 October 2007 (Audited)
ASSETS
Current Assets
Cash	$1,066	$2,188
Accounts receivable due from related parties	545,481	356,603

Total Current Assets	546,547	358,791
Long Term Assets

Total Assets	$546,547	$358,791

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$49,742	$34,375
Accrued liabilities	410,000	330,000
Loans payable	124,832	112,332
Total Liabilities	584,574	476,707

Stockholders' Equity
Capital stock	39,484	39,484
Additional paid-in capital	107,800	107,800
Notes receivable from stock issued	(31,974)	(31,094)
Deficit accumulated during the development stage	(153,337)	(234,106)

Total Stockholders' Deficit	(38,027)	(117,916)

Total Liabilities and Stockholders' Equity	$546,547	$358,791

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Six Months Ended 30 April 2008 (Unaudited)	For the Six Months Ended 30 April 2007 (Unaudited)
REVENUE
Commission income from related companies	$251,146	$180,238
Commission income	-	466
Interest on notes receivable from shareholders	880	1,200
	252,026	181,904
EXPENSES
Officers and directors fees	60,000	180,000
Rent paid to a related company	9,000	9,000
Interest and bank charges	12,822	152
Overhead paid to a related party	62,785	-
Filing fees	1,650	-
Professional fees	25,000	-
	171,257	189,152
NET EARNINGS (LOSS)	$80,769	$(7,248)

EARNINGS (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	39,483,684	50,100,233

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Three Months Ended 30 April 2008 (Unaudited)	For the Three Months Ended 30 April 2007 (Unaudited)	For the Period from Inception, 20 September 2006 to 30 April 2008 (Unaudited)
REVENUE
Commission income from related companies	$135,140	$98,450	$667,678
Interest on notes receivable from shareholders	440	600	3,280
	135,580	99,050	670,958
EXPENSES
Officers and directors fees	30,000	90,000	390,000
Rent paid to a related company	4,500	4,500	27,000
Interest and bank charges	6,434	147	20,869
Overhead paid to a related party	33,785	-	159,840
Severance expense	-	-	171,840
Filing fees	-	-	1,650
General and administrative	-	-	96
Professional fees	24,150	-	43,000
Consulting expenses paid with common stock	-	-	10,000
	98,869	94,647	822,645
NET EARNINGS (LOSS)	$36,711	$4,403	$(153,337)

EARNINGS (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	39,483,684	50,150,350

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Six Months Ended 30 April 2008 (Unaudited)	For the Six Months Ended 30 April 2007 (Unaudited)	For the Period from Inception, 20 September 2006 to 30 April 2008 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$80,769	$(7,248)	$(153,337)
Adjustment to reconcile net earnings to net cash provided by operating activities
Issuance of common stock for services	-	-	10,000
Officers accrued fees forgiven			107,600
Interest on notes receivable from stock issued	(880)	(1,200)	(2,640)
Changes in operating assets and liabilities:
Accounts receivable due from related parties	(188,878)	(180,550)	(545,481)
Accounts payable	15,367	106,499	49,742
Accrued liabilities	80,000	-	410,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(13,622)	(82,499)	(124,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	12,500	-	124,832
Proceeds from common stock issued	-	150,350	150,350
Proceeds from common stock to be issued	-	(67,965)	-
Deferred offering costs	-	-	(150,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,500	82,385	125,182

NET INCREASE (DECREASE) IN CASH	(1,122)	(114)	1,066

CASH, BEGINNING OF PERIOD	2,188	394	-

CASH, END OF PERIOD	$1,066	$280	$1,066

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
30 APRIL 2008

1.	NATURE OF OPERATIONS

Henya Food Corp. ("the Company") was incorporated on 20 September 2006 in the State of Delaware. The Company acts as a sales representative to broker kosher, natural and organic food products to retailers and distributors throughout Canada and to kosher retailers and distributors in the United States, Israel, Europe and Australia.

2.	BASIS OF PRESENTATION

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended 30 April 2008 are not necessarily indicative of the results that may be expected for the year ending 31 October 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended 31 October 2007.

3.	GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception in the amount of $153,337 and has used cash flows from operations since inception in the amount of $124,116 that raise substantial doubt as to its ability to continue as a going concern.

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

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
30 APRIL 2008

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2007, the FASB issued a FASB Statement Position ("FSP") on FASB Interpretation ("FIN") 39-1 ("FIN 39-1") which modifies FIN 39, Offsetting of Amounts relating to Certain Contracts ("FIN 39"). FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. Upon adoption of this FASB Staff Position ("FSP"), a reporting entity shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of implementing this standard.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations ("SFAS 141R"). SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

In February 2008, FASB issued FASB Staff Position (“FSP”) on SFAS No. 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP SFAS 140-3”). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140"). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In February 2008, FASB issued FSP SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP SFAS 157-1”). FSP SFAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement No. 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or FASB Statement No. 141 (revised 2007), "Business Combinations", regardless of whether those assets and liabilities are related to leases. FSP SFAS 157-1 is effective upon the initial adoption of SFAS 157.

In February 2008, FASB issued FSP SFAS No. 157-2, Effective date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157, Fair Value Measurement to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

In March 2008, FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 161 could have on its financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
30 APRIL 2008

5.	CAPITAL STOCK

Authorized
110,000,000	common shares, $0.001 par value
10,000,000	preferred shares, $0.001 par value
		30 April 2008 (Unaudited)	31 October 2007 (Audited)
Issued
39,483,684	common shares	$39,484	$39,484

On 20 September 2006 the Company issued 40,000,000 and 10,000,000 common shares to the founders of the corporation for consideration of notes receivable and services rendered respectively. The notes bear interest at 6% per annum and are due on demand.  The notes receivable from the common stock issued are presented as a reduction of stockholders’ equity in the Statement of Changes in Stockholders’ Deficiency.  The stock issued for consulting services have been valued at the fair market value of the services received by the Company of $10,000 and are reported in the Statement of Operations under consulting.  The fair value of services received is the amount that these individuals have billed to the Company which is based on hourly rates that these individuals normally charge in providing similar services.

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

In October 2007, the Company bought back and cancelled 10,666,666 common shares for the amount issued of $10,666.

6.	RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the six months ended 30 April 2008, the Company received commission income from related companies controlled by directors totalling $251,146 (six months ended 30 April 2007 - $180,238).

During the six months ended 30 April 2008, the Company accrued fees for the officers and directors totalling $60,000 (six months ended 30 April 2007 - $180,000) which is included in accrued liabilities.

During the six months ended 30 April 2008, the Company paid rent to a company controlled by the directors of the Company totalling $9,000 (six months ended 30 April 2007 - $9,000).

During the six months ended 30 April 2008, the Company paid $62,785 (six months ended 30 April 2007 - $nil) for overhead expenses incurred on behalf of the Company. This amount is from the Company’s agreement where it will pay as overhead, 25% of its revenue to the related company. This allows the Company the use of the offices, including phone, fax and other office equipment as needed.

7.	LOANS PAYABLE

In May 2007, the Company borrowed $25,000 from an unrelated company to finance operations. The loan is unsecured, bears interest at an effective rate of 20% and matures in one year (May 2008).

In August 2007, the Company borrowed $80,000 from Marvin Silver, a shareholder of the company, to finance operations. The loan is unsecured, bears interest at an effective rate of 25% and matures in one year (August 2008).

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
30 APRIL 2008

8.	COMMITMENTS

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

1)            This amount is payable one day following a restriction period of one year from the date the Company’s common stock begins to trade publicly and the funds will be raised by issuing new common shares in a private placement. As security for this transaction, the Company has placed 3,000,000 shares of its common stock in Escrow with a law firm. $200,000 was accrued for this as severance expense in the prior year. The expense has been netted against amounts forgiven by the shareholder as part of the settlement.

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

Third Quarter 2008

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

Fourth Quarter 2008

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

First Quarter 2009

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

Second Quarter 2009

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

Capital Resources and Liquidity

As of 30 April, 2008, we had negative working capital of approximately $38,027. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the viability of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

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

We anticipate that our operational as well as general and administrative expenses for the next twelve months will total $333,000 for the following expenses:

Management Fees	$120,000
Trade Show Expenses	$30,000
Web Development and entertainment costs	$20,000
Overhead paid to a related party	$125,000
Finance	$20,000
Occupancy Cost	$18,000

Management fees of $5,000 per month will be allocated to each of Henry Ender and Fred Farnden.  Henry Ender manages sales and product development.  Fred Farnden manages accounting, reporting, costing, labeling, customs, and logistics.  The Company has budgeted $30,000 for expenses to attend trade shows in North America, Europe, and Israel to source new products and meet new principals in order to facilitate the expansion of the Company’s core business.  In this regard, Henya currently represents the following companies as food brokers:  Foodfest International 2000 Inc. (Concord, Ontario), Coastal Water Seafood Ltd. (Vancouver, British Columbia) and Bandana Bandito (Antioch, Illinois).  The Company has also allocated $20,000 for web development to promote its services in addition to an allowance for entertainment costs associated with new client development..

During the quarter ended 30 April, 2008, we received commission income from related companies controlled by our directors totalling $135,140. Management has agreed to defer collection of these amounts for a period of up to one year from date of invoicing.  Due to the fact that we are related to these customers and management is aware of their financial stability, there is no concern of collectibility.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended 30 April, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of 30 April, 2008.

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

Signature	Title	Date

/s/ Henry Ender	Chief Executive Officer	June 16, 2008
Henry Ender

/s/ Fred Farnden	Chief Financial Officer	June 16, 2008
Fred Farnden