Form 10-Q
period 2008-07-31
HENYA FOOD CORP
filed 2008-09-19
CIK 1397919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 19, 2008: 39,483,684 shares of common stock.

HENYA FOOD CORP

FORM 10-Q

July 31, 2008

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4T	Control and Procedures

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings
Item 1A	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets 31 July 2008 (Unaudited) and 31 October 2007 (Audited)	F-2

Statements of Operations for the Nine Months Ended 31 July 2008 (Unaudited), Nine Months Ended 31 July 2007 (Unaudited), Three Months Ended 31 July 2008 (Unaudited), Three Months Ended 31 July 2007 (Unaudited) and for the period from inception, 20 September 2006 to 31 July 2008 (Unaudited)
F-3 - F-4

Statements of Cash Flows for the Nine Months Ended 31 July 2008 (Unaudited), Nine Months Ended 31 July 2007 (Unaudited) and for the period from inception, 20 September 2006 to 31 July 2008 (Unaudited)	F-5

Notes to Financial Statements (Unaudited)	F-6 - F-9

HENYA FOOD CORP.
(A Development Stage Company)
BALANCE SHEETS
Unaudited

AS AT

	31 July 2008 (Unaudited)	31 October 2007 (Audited)
ASSETS
Current Assets
Cash	$402	$2,188
Accounts receivable due from related parties	595,776	356,603

Total Current Assets	596,178	358,791

Total Assets	$596,178	$358,791

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$75,277	$34,375
Accrued liabilities	420,000	330,000
Loans payable	100,000	112,332

Total Current Liabilities	595,277	476,707

Total Liabilities	595,277	476,707

Stockholders' Equity (Deficit)
Capital stock	39,484	39,484
Additional paid-in capital	107,800	107,800
Notes receivable from stock issued	(32,414)	(31,094)
Deficit accumulated during the development stage	(113,969)	(234,106)

Total Stockholders' Equity (Deficit)	901	(117,916)

Total Liabilities and Stockholders' Equity	$596,178	$358,791

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	For the Nine Months Ended 31 July 2008 (Unaudited)	For the Nine Months Ended 31 July 2007 (Unaudited)
REVENUE
Commission income from related companies	$360,770	$279,533
Commission income	-	453
Interest on notes receivable from shareholders	1,320	1,800
	362,090	281,786
EXPENSES
Officers and directors fees	90,000	270,000
Rent paid to a related company	13,500	13,500
Interest and bank charges	19,012	1,390
Overhead paid to a related party	90,191	-
Filing fees	1,750	-
General and administrative	-	96
Professional fees	27,500	-
	241,953	284,986
NET EARNINGS (LOSS)	$120,137	$(3,200)

EARNINGS (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	39,483,684	50,116,939

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	For the Three Months Ended 31 July 2008 (Unaudited)	For the Three Months Ended 31 July 2007 (Unaudited)	For the Period from Inception, 20 September 2006 to 31 July 2008 (Unaudited)
REVENUE
Commission income from related companies	$109,624	$99,282	$777,302
Interest on notes receivable from shareholders	440	600	3,720
	110,064	99,882	781,022
EXPENSES
Officers and directors fees	30,000	90,000	420,000
Rent paid to a related company	4,500	4,500	31,500
Interest and bank charges	6,190	1,237	27,059
Overhead paid to a related party	27,406	-	187,246
Severance expense	-	-	171,840
Filing fees	100	-	1,750
General and administrative	-	96	96
Professional fees	2,500	-	45,500
Consulting expenses paid with common stock	-	-	10,000
	70,696	95,833	894,991
NET EARNINGS (LOSS)	$39,368	$4,049	$(113,969)

EARNINGS (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	39,483,684	50,150,350	45,835,882

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

	For the Nine Months Ended 31 July 2008 (Unaudited)	For the Nine Months Ended 31 July 2007 (Unaudited)	For the Period from Inception, 20 September 2006 to 31 July 2008 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$120,137	$(3,200)	$(113,969)
Adjustment to reconcile net earnings to net cash provided by operating activities
Issuance of common stock for services	-	-	10,000
Officers accrued fees forgiven			107,600
Interest on notes receivable from stock issued	(1,320)	(1,800)	(3,080)
Changes in operating assets and liabilities:
Accounts receivable due from related parties	(239,173)	(279,737)	(595,776)
Accounts payable	40,902	(82,500)	75,277
Accrued liabilities	90,000	260,982	420,000

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	10,546	(106,255)	(99,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	(12,332)	25,000	100,000
Proceeds from common stock issued	-	150,350	150,350
Proceeds from common stock to be issued	-	(67,965)	-
Deferred offering costs	-	-	(150,000)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(12,332)	107,385	100,350

NET (DECREASE) INCREASE IN CASH	(1,786)	1,130	402

CASH, BEGINNING OF PERIOD	2,188	394	-

CASH, END OF PERIOD	$402	$1,524	$402

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JULY 2008

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended 31 July 2008 are not necessarily indicative of the results that may be expected for the year ending 31 October 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended 31 October 2007.

3. GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception in the amount of $113,969 and has used cash flows from operations since inception in the amount of $99,948 that raise substantial doubt as to its ability to continue as a going concern.

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
31 JULY 2008

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

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JULY 2008

5. CAPITAL STOCK

Authorized
110,000,000	common shares, $0.001 par value
10,000,000	preferred shares, $0.001 par value
		31 January 2008 (Unaudited)	31 October 2007 (Audited)
Issued
39,483,684	common shares	$39,484	$39,484

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

In October 2006, the Company received proceeds of $67,965 related to common shares to be issued subsequent to the year end. Offering costs have been recorded as a reduction of these proceeds bringing the net value of shares to be issued to Nil. In December 2006, the Company issued 67,965 common shares to these individuals and related parties.

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

During the nine months ended 31 July 2008, the Company received commission income from related companies controlled by directors totalling $360,770 (nine months ended 31 July 2007 - $279,533).

During the nine months ended 31 July 2008, the Company accrued fees for the officers and directors totalling $90,000 (nine months ended 31 July 2008 - $270,000) which is included in accrued liabilities.

During the nine months ended 31 July 2008, the Company paid rent to a company controlled by the directors of the Company totalling $13,500 (nine months ended 31 July 2007 - $13,500).

During the nine months ended 31 July 2008, the Company paid $90,191 (nine months ended 31 July 2007 - $nil) for overhead expenses incurred on behalf of the Company. This amount is from the Company’s agreement where it will pay as overhead, 25% of its revenue to the related company. This allows the Company the use of the offices, including phone, fax and other office equipment as needed.

7. LOANS PAYABLE

In August 2007, the Company borrowed $80,000 from Marvin Silver, a shareholder of the company, to finance operations. The loan is unsecured, bears interest at an effective rate of 25% and matures in one year (August 2008).

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JULY 2008

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

1)       This amount is payable one day following a restriction period of one year from the date the Company’s common stock begins to trade publicly. The funds will be raised by issuing new common shares in a private placement. As security for this transaction, the Company has placed 3,000,000 shares of its common stock in Escrow with a law firm. $200,000 has been accrued for this as severance expense. The expense has been netted against amounts forgiven by the shareholder as part of the settlement.

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

Fourth Quarter 2008

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

First Quarter 2009

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

Second Quarter 2009

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

Third Quarter 2009

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

Capital Resources and Liquidity

As of 31 July, 2008, we had working capital of approximately $901. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the viability of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

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

We believe we can satisfy our cash requirements for the next twelve months with our current cash, receivables and expected revenues from our current contracts to provide broker representation and services. The term of the contacts are five (5) consecutive one year periods automatically renewed unless terminated with 60 days notice prior to each anniversary.  Each contract provides for an exclusive brokerage of a specific product or territory, provided by the Company. Henya receives 5% of net receipts plus reimbursement of any authorized expenditures in each of their contracts. Management is confident that, based on the current sales performance of the products and companies Henya represents, sufficient cash flow is available to satisfy the cash requirements. The Company will attempt to raise additional financing for working capital to support sales and marketing efforts in other regions. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goals of profit, revenue and growth.

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

During the quarter ended 31 July, 2008, we received commission income from related companies controlled by our directors totalling $109,624. Management has agreed to defer collection of these amounts for a period of up to one year from date of invoicing.  Due to the fact that we are related to these customers and management is aware of their financial stability, there is no concern of collectibility.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended 31 July, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of 31 July, 2008.

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

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certifications of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certifications of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)          Reports of Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Henry Ender	Chief Executive Officer	September 19, 2008
Henry Ender

/s/ Fred Farnden	Chief Financial Officer	September 19, 2008
Fred Farnden