Form 10-K
period 2008-10-31
HENYA FOOD CORP
filed 2009-02-13
CIK 1397919

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

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
Yes   ☐                  No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Revenues for year ended October 31, 2008: $424,435

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of October 31, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of
February 12, 2009 was: 39,542,508

Documents Incorporated by Reference: None.

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

Henya currently represents products to a variety of prospective buyers.  In particular, products represented currently include: smoked salmon; salsa; condiments; meat alternatives (i.e. vegetarian, chicken and beef products); kosher grocery products (i.e. pizza, tea, confectionary etc.).
The terms of the Broker Agreements, that we have with Foodfest International 2000 Inc. (“Foodfest) (Concord, Ontario), Coastal Water Seafood Ltd. (Vancouver, British Columbia) and Bandana Bandito (Antioch, Illinois) , collectively our (“The Principals”), are as follows:

The Principals agree to pay Henya for services rendered by Henya under this agreement, a basic commission of five (5) % on Net Receipts of the products sold through Henya. In August 2008 Foodfest renegotiated the commission rate down to 2.5%.  “Net Receipts” for the purposes of this agreement, is defined as Gross Receipts, less returns and cash discounts. All commissions earned in the first year will be payable within fifteen (15) working days after the end of the 12th calendar month.  In all subsequent years, such commission shall be paid within fifteen (15) working days after the end of each calendar month.

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

Holders

As of February 12, 2009, 39,542,508 shares of common stock are issued and outstanding and held by 70 shareholders. Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

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

Recent Sales of Unregistered Securities

In August 2008, the Company issued 58,824 common shares to Marvin Silver for the settlement of $50,000 of a loan payable. These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance of shares by us did not involve a public offering.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Business Overview

Henya was incorporated on September 20, 2006 under the laws of the State of Delaware. We were originally formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions and helping food distributors and food processors expand their sales growth. We do not intend to undertake a reverse merger nor pursue any acquisition which involves a change in control.  We specialize in Kosher, Natural and Organic foods. We are a multi-faceted products broker, committed to helping Producers, Wholesalers and retailers improve their sales and return on investment.

Henya currently represents products to a variety of prospective buyers.  In particular, products represented currently include: smoked salmon; salsa; condiments; meat alternatives (i.e. vegetarian, chicken and beef products); kosher grocery products (i.e. pizza, tea, confectionary etc.).

Plan of Operations

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

1.    We will continue to seek out opportunities to expand our operations and intend to enhance our capabilities by adding personnel or entering into joint ventures with other food brokerage firms. We intend to raise an additional $300,000 through debt or equity financing to support our efforts to hire additional consulting staff during this period. Such additional staff will solely assist us in expanding our broker base and specific representation in North America. Specific target markets will include representation in New York, California, Florida and Illinois.

2.    In addition, we will continue to pursue potential acquisitions and if we have executed a purchase agreement to acquire a business we will work with an investment partner to raise the necessary financing to consummate the acquisition.

3.    We may undertake a reverse merger in the future with a company in the same industry without resulting in a change of control.

4.    While we continually seek out new products, broker agreements, and acquisitions in the domestic market we now are looking at foreign acquisitions or joint venture partnerships with foreign manufacturers to import foreign technology and establish domestic production facilities to produce domestic products previously imported. If successful this could reduce costs, lead times, inventories and result in better value for the consumer. If such possibilities exist we would work with an investment partner to raise financing to consummate such a transaction.

Capital Resources and Liquidity

As of 31 October, 2008, we had negative working capital of approximately $18,551. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, we have not identified any alternative sources.

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

We believe we can satisfy our cash requirements for the next twelve months with our current cash, receivables and expected revenues from our current contracts to provide broker representation and services.  The term of the contacts are five (5) consecutive one year periods automatically renewed unless terminated with 60 days notice prior to each anniversary date.  Each contract provides for an exclusive brokerage of a specific product or territory, provided by the Company.  Henya receives 5% of net receipts plus reimbursement of any authorized expenditures in each of their contracts. In August 2008, Foodfest renegotiated the rate down to 2.5%.  Management is confident that based on the current sales performance of the products and companies Henya represents that sufficient cash flow is available to satisfy the cash requirements.  The Company will attempt to raise additional financing for working capital to support sales and marketing efforts in other regions.  However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

We anticipate that our operational as well as general and administrative expenses for the next twelve months will total $296,500 for the following expenses:

Management fees	$120,000
Overhead paid to a related party	$96,000
Finance	$12,500
Occupancy cost	$18,000
Communications, marketing and travel	$50,000

Management fees of $5,000 per month will be allocated to each of Henry Ender and Fred Farnden.  Henry Ender manages sales and product development.  Fred Farnden manages accounting, reporting, costing, labelling, customs, and logistics.  The Company has budgeted $30,000 for expenses to attend trade shows in North America, Europe, and Israel to source new products and meet new principals in order to facilitate the expansion of the Company’s core business.  In this regard, Henya currently represents the following companies as food brokers:  Foodfest International 2000 Inc. (Concord, Ontario), Coastal Water Seafood Ltd. (Vancouver, British Columbia) and Bandana Bandito (Antioch, Illinois).  The Company has also allocated $20,000 for web development to promote its services in addition to an allowance for entertainment costs associated with new client development.

During the fiscal year ended 31 October, 2008, we received commission income from related companies controlled by our directors totalling $422,675 (2007 - $387,970). Management has agreed to defer collection of these amounts for a period of up to one year from date of invoicing.  Due to the fact that we are related to these customers and management is aware of their financial stability, there is no concern of collectability.

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

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 5 to our consolidated financial statements included in this Annual Report. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on our management’s judgment.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (FAS 157).  While this statement does not require new fair value measurements, it provides guidance on applying fair value and expands required disclosures.  FAS 157 is effective for the Company beginning in the first quarter of fiscal 2009.  This pronouncement should not have a material impact on our financial statements.

In February 2008, the FASB issued “Effective Date of FASB Statement No.157” FASB Staff Position (FSP) No. 157-2 (FSP No. 157-2).  FSP No.157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, for fair value measurements of non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159).  The statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain others items at fair value.  FAS 159 is effective for us beginning in the first quarter of 2009.  This pronouncement should not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not expect the adoption of SFAS No.161 to have a material impact on our financial statements.

ITEM 8.  FINANCIAL STATEMENTS

The required financial statements begin on page F-1 of this document

HENYA FOOD CORP.

FINANCIAL STATEMENTS

31 October 2008

FINANCIAL STATEMENTS

The required financial statements begin on page F-1 of this document

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Henya Food Corp.

We have audited the accompanying balance sheets of Henya Food Corp. (A Development Stage Company) as at 31 October 2008 and 2007 and the related statements of operations, changes in stockholders' deficit and cash flows for each of the years then ended and for the period from the date of inception (20 September 2006) to 31 October 2008. Henya Food Corp.’s Management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Henya Food Corp. (A Development Stage Company) as at 31 October 2008 and 2007 and the results of its operations, cash flows and changes in stockholders' deficits for the years ended 31 October 2008 and 2007 and for the period from the date of inception (20 September 2006)  to 31 October 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 4 to the financial statements, the Company has suffered losses from operations since inception and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP

Licensed Public Accountants
Markham, Ontario, Canada
30 January 2009

HENYA FOOD CORP.
(A Development Stage Company)
BALANCE SHEETS
AS AT

	31 October 2008	31October 2007
ASSETS
Current Assets
Cash	$254	$2,188
Accounts receivable due from related parties	542,060	356,603
Prepaid expenses	7,588	-
Total Assets	$549,902	$358,791

LIABILITIES AND STOCKHOLDERS' DEFICIT Current Liabilities
Accounts payable	$65,328	$34,375
Accrued liabilities	450,000	330,000
Loans payable	53,125	112,332
Total Current Liabilities	568,453	476,707
Total Liabilities	568,453	476,707

Commitments and Contingencies (see note 13)

Stockholders' Deficit
Capital stock	39,543	39,484
Additional paid in capital	157,741	107,800
Notes receivable from stock issued	(32,854)	(31,094)
Deficit accumulated during the development stage	(182,981)	(234,106)
Total Stockholders' Deficit	(18,551)	(117,916)
Total Liabilities and Stockholders' Deficit	$549,902	$358,791

The accompanying notes are an integral part of these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended 31 October 2008	For the Year Ended 31 October 2007	For the period from inception, 20 September 2006 to 31 October 2008
REVENUE		-
Commission income from related companies	$422,675	$388,219	$839,207
Interest on notes receivable from shareholders	1,760	2,400	4,160
	424,435	390,619	843,367
EXPENSES

Officers and directors fees	120,000	300,000	450,000
Rent paid to a related company	18,000	18,000	36,000
Severance expense	-	171,840	171,840
Interest and bank charges	22,285	7,975	30,332
General and administrative	3,755	96	3,851
Consulting expenses paid with common stock	-	-	10,000
Overhead paid to a related party	169,070	97,055	266,125
Professional fees	40,200	18,000	58,200
	373,310	612,966	1,026,348
NET INCOME (LOSS)	$51,125	$(222,347)	$(182,981)
INCOME (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	39,502,971	50,125,223	45,082,634

The accompanying notes are an integral part of these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED 31 OCTOBER 2008

	Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Notes Receivable from Stock Issued	Deficit Accumulated During the Development Stage	Total Stockholders' Deficit
Common stock issued at inception	50,000,000	$50,000	$-		$(40,000)	$-	$10,000
Cor Net loss						(11,759)	(11,759)
BALANCE, 31 OCTOBER 2006	50,000,000	50,000			(40,000)	(11,759)	(1,759)
Common stock issued during the year	150,350	150	150,200				150,350
Allocation of common stock proceeds against deferred offering costs			(150,000)				(150,000)
Common stock cancelled during the year	(10,666, 666)	(10,666)			10,666		-
Interest on notes receivable, net					(1,760)		(1,760)
Officers accrued fees forgiven			107,600				107,600
Net loss						(222,347)	(222,347)
BALANCE, 31 OCTOBER 2007	39,483,684	39,484	107,800		(31,094)	(234,106)	(117,916)
Common stock issued to settle loan payable	58,824	59	49,941				50,000
Interest on notes receivable					(1,760)		(1,760)
Net income						51,125	51,125
BALANCE, 31 OCTOBER 2008	39,542,508	$39,543	$157,741		$(32,854)	$(182,981)	$(18,551)

The accompanying notes are an integral part of these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Year Ended 31 October 2008	For the Year Ended 31 October 2007	For the period from inception, 20 September 2006 to 31 October 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$51,125	$(222,347)	$(182,981)
Adjustment to reconcile net earnings to net cash provided by operating activities
Issuance of common stock for services	-	-	10,000
Forgiveness of debt owed to officers	-	107,600	107,600
Interest on notes receivable from stock issued, net	(1,760)	(1,760)	(3,520)
Interest accrued on the loans payable	21,601	7,332	28,933
Changes in operating assets and liabilities:
Accounts receivable due from related parties	(185,457)	(328,290)	(542,060)
Accounts payable	30,953	(48,126)	65,328
Accrued liabilities	120,000	300,000	450,000
Prepaid expenses	(7,588)	-	(7,588)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	28,874	(185,591)	(74,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	(30,808)	105,000	74,192
Proceeds from common stock issued	-	82,385	150,350
Deferred offering costs	-	-	(150,000)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	(30,808)	187,385	74,542
NET (DECREASE) INCREASE IN CASH	(1,934)	1,794	254
CASH, BEGINNING OF PERIOD	2,188	394	-
CASH, END OF PERIOD	$254	$2,188	$254

Non Cash Investing and Financing Activities:
Issuance of common stock to settle a loan payable	$50,000	$-	$50,000

The accompanying notes are an integral part of these financial statements.

 HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2008

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

The Company has earned limited revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Statement of Financial Accounting Standards No.7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7 “). Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception in the amount of $182,981 and has a negative working capital balance of $18,551 that raise substantial doubt as to its ability to continue as a going concern.

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
31 OCTOBER 2008

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with United States of America generally accepted accounting principles. Outlined below are those policies considered particularly significant:

Commission Recognition

The Company's commission recognition policies are in compliance with Staff Accounting Bulletin  104 Revenue Recognition (“SAB 104”). Commission income is recognized at the date a formal arrangement exists, the price is fixed or determinable, the services are complete (commissions are calculated on sales net of any returns), no other significant obligation of the Company exists and collection is reasonably assured.  For the year ended 31 October 2008, substantially all of our commission income is from related parties.  See note 7.

Henya earns commissions in the form of brokerage fees based on sales of products of individual companies represented.  A related company, Foodfest, currently represents the majority of brokerage fees earned.  Management anticipates that commissions from non-related parties will increase over the next twelve months as the company develops.  Henya currently has brokerage agreements with Foodfest International 2000 Inc. (“Foodfest”), Pure Fun Confections Inc., Coastal Water Seafood Ltd., Bandana Bandito LLC, and Gifoodi Inc.

Cash and Cash Equivalents

Cash and cash equivalents consist of a commercial bank account carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount net of sales returns and an allowance for doubtful accounts.  The Company determines its allowance for doubtful accounts by considering a number of factors, including the age of the receivable, the financial stability of the customer, discussions that may have occurred with the customer and management's judgment as to the overall collectibility of the receivable from that customer.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts in the period of recovery.  As at 31 October 2008 management determined that, because the accounts receivable are all due from related companies and management is aware of the financial stability of those companies, no provision for doubtful accounts is required.

Concentration of Credit Risk

The Company is exposed to credit risk of its accounts receivable arising from the fact that one company, Foodfest, currently represents the vast majority of brokerage fees earned. This risk is mitigated by the fact that Foodfest is a related party controlled by directors and shareholders of the Company and the accounts receivable would only be at risk for the going concern status of Foodfest, the likelihood of which is deemed to be low.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2008

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under the SFAS No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

The carrying value of the company's accounts  receivable due from related parties, accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these instruments.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to SFAS No. 128, Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.  There were no dilutive financial instruments for the period ended 31 October 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. The major estimate affecting the Company’s financial statements is the allowance for doubtful accounts which management has estimated to be nil, because the accounts receivable are all due from related companies and management is aware of the financial stability of those companies.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2008

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Overhead Costs Incurred

The Company records an overhead expense paid to a related party to reflect the use of the related party’s office equipment, personnel and other assets for the benefit of the Company. The current negotiated rate is 40% (2007 - 25%) of the Company’s revenue.

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

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159).  The statement, which is expected to expand fair value measurement, permits entities to choose to measure many financial instruments and certain others items at fair value.  FAS 159 is effective for us beginning in the first quarter of 2009.  This pronouncement should not have a material impact on our financial statements.

In February 2008, the FASB issued “Effective Date of FASB Statement No.157” FASB Staff Position (FSP) No. 157-2 (FSP No. 157-2).  FSP No.157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008, for fair value measurements of non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2008

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In December 2006, the FASB issued FASB Staff Position Emerging Issues Task Force ("FSP EITF") 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for
Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after 31 December 2007 and interim periods within those fiscal years. The adoption of FSP 00-19-2 is not expected to have a material impact on the Company’s financial condition or results of operations

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. In addition, it is similar to a measurement choice permitted in International Financial Reporting Standards. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. This Statement does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statements No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of FinancialInstruments. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  We do not expect the adoption of SFAS No.161 to have a material impact on our financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENT
31 OCTOBER 2008

6.	CAPITAL STOCK

Authorized
110,000,000 common shares, $0.001 par value 31 October 31 October
     10,000,000 preferred shares, $0.001 par value                                                       2008                 2007

Issued
39,542,508 common shares (31 October 2007 - 39,483,684)	$39,543	$39,484

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

In August 2008, the Company issued 58,824 common shares for the partial settlement of a loan payable in the amount of $50,000

7.	RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

The Company received commission income totalling $422,675 (2007 - $387,970) from related companies controlled by directors of the Company.  Included in account receivable is $542,060 (2007 - $356,603) from these related companies.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2008

7.	RELATED PARTY TRANSACTIONS (continued)

Beginning in November 2006, the Company began paying rent to a company controlled by the directors of the Company on a month-by-month basis for $1,500 per month.  The Company also paid $169,070 (2007 – $97,055) to a related company during the year for overhead expenses incurred on behalf of the Company. This amount is from the Company’s agreement where it will pay as overhead, 40% (2007 - 25%) of its revenue to the related company. This allows the Company the use of the personnel and office equipment, including phone, fax and other office equipment as needed.

8.	ECONOMIC DEPENDENCE

The Company has brokered sales for a number of food retailers to earn commissions. Agreements are in place with a number of retailers, related to the Company by virtue of being controlled by directors of the Company. Of the $422,675 in brokerage fees earned in the year, all $422,675 or 100%, was from Foodfest (In 2007 - Of the $388,219 in brokerage fees earned in the year, $384,166 or 98.9% was from Foodfest International) which is one of the related companies. An overhead charge of $169,070 (2007 – 97,055) was recorded as payable to Foodfest for the year ended 31 October 2008 and has been applied against the amount receivable from Foodfest.

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

As at 31 October 2008, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years' income as a result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2008

9.	INCOME TAXES (continued)

The components of deferred income taxes have been determined at the combined Canadian federal and provincial statutory rate of 33.50% (2007 - 36.12%) as follows:

	2008	2007

Deferred income tax assets (liabilities):
Loss carryforwards	61,298	80,312
Valuation allowance	(61,298)	(80,312)
Deferred income taxes	$-	$-

10.	LOANS PAYABLE

In August 2007, the Company borrowed $80,000 from Marvin Silver, a shareholder of the Company, to finance operations. Upon maturity of the loan in August 2008, the Company issued 58,824 shares of common stock in exchange for $50,000 of the balance payable. The remaining $50,000 was renewed as a loan payable with the same terms being, an unsecured loan, bearing interest at 25% and repayable in one year.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 October 2008 the Company paid expenses as follows:

	2008	2007

Income taxes	$-	$-
Interest	$5,808	$-

12.	COMMITMENTS

Beginning 1 November 2006, the Company entered into an agreement with a related company to rent office space for a period of 5 years. As of October 2008, $36,000 in rent has been paid. Rent to be paid is as follows:

                                      2009                        $18,000
                                      2010                        $18,000
                                      2011                        $18,000

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2008

12.	COMMITMENTS (continued)

On 21 January 2008, the company entered into a settlement agreement with a former shareholder of the company, whereby the company agreed to the following:

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

13.	COMPARATIVE INFORMATION

Certain comparative figures have been reclassified in order to conform with the current year’s financial statement presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of 31 October, 2008. Based on this evaluation, our chief executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of September 30, 2008, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company are:

Name	Age	Position	Date Appointed

Henry Ender	57	Chief Executive Officer, Secretary, Director	September 20, 2006
Fred Farnden	60	President, Chief Financial Officer, Director	January 2, 2008

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

Audit Committee

We do not have a standing audit committee of the Board of Directors. Management has decided not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(h) of Regulation S-K is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended 31 October, 2008.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended October 31, 2008, 2007 and 2006 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (shares) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Henry Ender	2006	0	0	14,667	0	0	0	10,000	24,667
Chief Executive	2007	0	0	0	0	0	0	105,000	105,000
Officer, Secretary	2008							60,000	60,000
And Director

Fred Farnden	2006			14,667				10,000	24,667
President, Chief	2007							105,000	105,000
Financial Officer	2008							60,000	60,000
and Director

TOTAL		0	0	29,334	0	0	0	350,000	379,334

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

Option Grants Table.   There were no individual grants of stock options to purchase our common stock made to the officers named in the Summary Compensation Table from January 1, 2008 through December 31, 2008.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.   There were no stock options exercised during period ending December 31, 2008, by the officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table.  There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Employment Agreement

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock, owned as of February 12, 2009, by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by our directors, and (iii) by our officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common Stock	Canadian Endernational Limited 361 Connie Crescent Concord, ON L4K-5R2	14,666,667	37.09%

Common Stock	Fred Farnden 8563 109B Street Delta, BC V4C-4H4	14,666,667	37.09%

Security Ownership of Management

Title of Class	Name and address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common Stock	Henry Ender (2) 26 Kendall St. New Haven, Connecticut 06512	14,726,667	37.24%

(1)	Based on 39,542,508 shares of our common stock outstanding.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We were formed on September 20, 2006 and 14,666,667 shares were issued to Canadian Endernational Limited, which is controlled by Henry Ender.

Beginning in November 2006, the Company began paying rent to a company controlled by the directors of the Company for $1,500 per month.  This allows the Company the use of the offices, including phone, fax and other office equipment as needed.

From inception to 27 January, 2009 we have not received revenues from operations and, except for $453 of commissions from non-related parties, only commissions from related parties.  In this regard, total commissions for year ended 31 October, 2008 were $422,675.  Commissions were from one related company, Foodfest International.  Our sole officer has continued to work for the procurement of new products and subsequently listing of these products in either the food service or retail sectors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended 31 October, 2008, we were billed $31,465 (2007 – 21,924) by our present principal accountant for professional services rendered for the annual audit and interim quarterly reviews of our financial statements.

Tax Fees

For the Company’s fiscal year ended October 31, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended October 31, 2008.

Audit and Non-Audit Service Pre-Approval Policy

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a). Documents filed as part of this Annual Report:

1.Financial Statements

The audited financial statements filed in this Annual Report are listed on page F-1 hereof.

2. Financial Statement Schedules

The Supplemental Schedule of Cashflow Information appears on page F-14 hereof.

3. Exhibits

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

Henya Food Corp.

By:	/s/ Henry Ender
Chief Executive Officer, Secretary and Director

By:	/s/ Fred Farnden
President, Chief Financial Officer, Principal Accounting Officer and Director

Dated:  February 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Henry Ender	Chief Executive Officer, Secretary and Director	February 12, 2009
Henry Ender

/s/ Fred Farnden	President, Chief Financial Officer, Principal Accounting Officer and Director	February 12, 2009
Fred Farnden