Form 10-Q
period 2009-01-31
HENYA FOOD CORP
filed 2009-03-17
CIK 1397919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

HENYA FOOD CORP.
(Exact name of registrant as specified in its Charter

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes☐ No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of March 17, 2009: 39,542,508 shares of common stock.

HENYA FOOD CORP

FORM 10-Q

January 31, 2009

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	3
Item 4T	Control and Procedures	3

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	4
Item 1A	Risk Factors	4
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4
Item 3.	Defaults Upon Senior Securities	4
Item 4.	Submission of Matters to a Vote of Security Holders	4
Item 5.	Other Information	4
Item 6.	Exhibits and Reports on Form 8-K	4

SIGNATURE

HENYA FOOD CORP

FORM 10-Q

January 31, 2009

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets as of 31 January 2009 (Unaudited) and 31 October 2008 (Audited)	F-2

Statements of Operations for the Three Months Ended 31 January 2009 (Unaudited), Three Months Ended 31 January 2008 (Unaudited), and for the period from inception, 20 September 2006 to 31 January 2009 (Unaudited)
F-3

Statements of Cash Flows for the Three Months Ended 31 January 2009 (Unaudited), Three Months Ended 31 January 2008 (Unaudited) and for the period from inception, 20 September 2006 to 31 January 2009 (Unaudited)
F-4

Notes to Financial Statements (Unaudited)	F-5 - F-8

HENYA FOOD CORP.
(A Development Stage Company)
BALANCE SHEETS
Unaudited

AS AT

	31 January 2009 (Unaudited)	31 October 2008 (Audited)
ASSETS
CURRENT ASSETS
Cash	$110	$254
Accounts receivable due from related parties	544,393	542,060
Prepaid expenses	7,588	7,588

TOTAL CURRENT ASSETS	552,091	549,902

TOTAL ASSETS	$552,091	$549,902

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$73,391	$65,328
Accrued liabilities	480,000	450,000
Loans payable	56,250	53,125

TOTAL CURRENT LIABILITIES	609,641	568,453

TOTAL LIABILITIES	609,641	568,453

COMMITMENTS AND CONTINGENCIES (see note 10)

STOCKHOLDERS' DEFICIT
Capital stock	39,543	39,543
Additional paid-in capital	157,741	157,741
Notes receivable from stock issued	(33,294)	(32,854)
Deficit accumulated during the development stage	(221,540)	(182,981)

TOTAL STOCKHOLDERS' DEFICIT	(57,550)	(18,551)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$552,091	$549,902

The accompanying notes are an integral part of these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	For the Three Months Ended 31 January 2009 (Unaudited)	For the Three Months Ended 31 January 2008 (Unaudited)	For the Period from Inception, 20 September 2006 to 31 January 2009 (Unaudited)
REVENUE
Commission income from related companies	$72,029	$116,006	$911,236
Interest on notes receivable from shareholders	440	440	4,600
	72,469	116,446	915,836
EXPENSES
Officers and directors fees	30,000	30,000	480,000
Rent paid to a related company	4,500	4,500	40,500
Interest and bank charges	3,269	6,388	33,601
Overhead paid to a related party	57,623	29,000	323,748
Severance expense	-	-	171,840
General and administrative	2,034	-	5,885
Professional fees	13,602	2,500	71,802
Consulting expenses paid with common stock	-	-	10,000
	111,028	72,388	1,137,376
NET (LOSS) EARNINGS	$(38,559)	$44,058	$(221,540)

(LOSS) EARNINGS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	39,542,508	39,483,684	44,492,713

The accompanying notes are an integral part of these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

	For the Three Months Ended 31 January 2009 (Unaudited)	For the Three Months Ended 31 January 2008 (Unaudited)	For the Period from Inception, 20 September 2006 to 31 January 2009 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(38,559)	$44,058	$(221,540)
Adjustments to reconcile net (loss) earnings to net cash used in operating activities
Issuance of common stock for services	-	-	10,000
Officers accrued fees forgiven	-	-	107,600
Interest on notes receivable from stock issued	(440)	(440)	(3,960)
Interest accrued on loans payable	3,125	6,250	26,250
Changes in operating assets and liabilities:
Accounts receivable due from related parties	(2,333)	(87,180)	(544,393)
Accounts payable	8,063	7,174	73,391
Accrued liabilities	30,000	30,000	480,000
Prepaid expenses	-	-	(7,588)

CASH FLOWS USED IN OPERATING ACTIVITIES	(144)	(138)	(80,240)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	-	-	80,000
Proceeds from common stock issued	-	-	150,350
Deferred offering costs	-	-	(150,000)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	-	-	80,350

NET (DECREASE) INCREASE IN CASH	(144)	(138)	110

CASH, BEGINNING OF PERIOD	254	2,188	-

CASH, END OF PERIOD	$110	$2,050	$110

NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to settle a loan payable	$-	$-	$50,000

The accompanying notes are an integral part of these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JANUARY 2009

1.  NATURE OF OPERATIONS

Henya Food Corp. ("the Company") was incorporated on 20 September 2006 in the State of Delaware. The Company acts as a sales representative to broker kosher, natural and organic food products to retailers and distributors throughout Canada and to kosher retailers and distributors in the United States, Israel, Europe and Australia.

2.  BASIS OF PRESENTATION

The Company has earned limited revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7 “). Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation and cash flows disclose activity since the date of the Company's inception.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 31 January 2009 are not necessarily indicative of the results that may be expected for the year ending 31 October 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 October 2008.

3.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception in the amount of $221,540 and has used cash flows from operations since inception in the amount of $80,240that raise substantial doubt as to its ability to continue as a going concern.

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
31 JANUARY 2009

4.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2008, FASB issued FSP SFAS No. 157-2, Effective date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP SFAS No. 157-2 on its consolidated financial statements.

In March 2008, FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 161 could have on its consolidated financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JANUARY 2009

5.  CAPITAL STOCK

Authorized
110,000,000	common shares, $0.001 par value
10,000,000	preferred shares, $0.001 par value
		31 January 2009 (Unaudited)	31 October 2008 (Audited)
Issued
39,542,508	common shares	$39,543	$39,543

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

In August 2008, the Company issued 58,824 common shares as settlement for $50,000 of a loan payable to a shareholder.

 6.  RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the three months ended 31 January 2009, the Company received commission income from related companies controlled by directors totaling $72,029 (three months ended 31 January 2008 - $116,006). The amount of the commission the Company charges the related company was renegotiated to 2.5% from 5% in August 2008 to take into consideration the difficult economic factors facing the related company which include changes in foreign exchange rates.

During the three months ended 31 January 2009, the Company accrued fees for the officers and directors totaling $30,000 (three months ended 31 January 2008 - $30,000) which is included in accrued liabilities.

During the three months ended 31 January 2009, the Company paid rent to a company controlled by the directors of the Company totaling $4,500 (three months ended 31 January 2008 - $4,500).

During the three months ended 31 January 2009, the Company paid $57,623 (three months ended 31 January 2008 - $29,000) for overhead expenses incurred on behalf of the Company. This amount is from the Company’s agreement where it will pay as overhead, 80% of its revenues to the related company (for the three months ended 31 January 2008, the agreement was to pay overhead expenses at 25% of revenues 2008). This allows the Company the use of the personnel and office equipment including phone, fax and other office equipment as needed.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JANUARY 2009

7.  ECONOMIC DEPENDENCE

The Company has brokered sales for a number of food retailers to earn commissions. Agreements are in place with a number of retailers, related to the Company by virtue of being controlled by directors of the Company. Of the $72,029 in brokerage fees earned in the three months ended 31 January 2009, all $72,029 was from Foodfest International 2000 Inc. (“Foodfest”) (For the three months ended 31 January 2008 - Of the $116,006 in brokerage fees earned in the quarter, all $116,006 was from Foodfest) which is one of the related companies.

8.  LOAN PAYABLE

In August 2008, the Company borrowed $50,000 from Marvin Silver, a shareholder of the company, to finance operations. The loan is unsecured, bears interest at an effective rate of 25% and matures in one year (August 2009).

9.  SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended 31 January 2009 the Company paid expenses as follows:

	2008	2007

Income taxes	$-	$-
Interest	$-	$-

10.  COMMITMENTS

Beginning 1 November 2006, the Company entered into an agreement with a related company to rent office space for a period of five years. As at October 2008, $36,000 in rent has been paid. Rent to be paid is as follows:

2009	$18,000
2010	$18,000
2011	$18,000

On 21 January 2008, the Company entered into a settlement agreement with a former shareholder of the company whereby, in exchange for the return of 10,666,666 shares on 31 October, 2007, the Company agreed to pay $200,000 to the former shareholder with the following terms;

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

2)        Within five business days of the Company receiving funds totaling $3,500,000 from a private placement, the Company will pay a total of $50,000 in final settlement of all obligations owed to the former shareholder. If the Company does not receive the funds from a private placement before the end of the restriction period stated in #1 above, interest at a rate of 5% per annum will accrue on the outstanding balance from the end of the restriction period.  Additionally, if the Company does not receive the funds from a private placement before the end of the restriction period stated in #1 above, an amount of the shares held in Escrow valued at $50,000 shall be delivered to the shareholder. $50,000 of accrued management fees remains payable in relation to this.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JANUARY 31, 2009 COMPARED TO THE QUARTER ENDED JANUARY 31, 2008

The following table presents the statement of operations for the quarter ended January 31, 2009 as compared to the comparable period of the quarter ended January 31, 2008. The discussion following the table is based on these results.

	For the Three Months Ended 31 January 2009 (Unaudited)	For the Three Months Ended 31 January 2008 (Unaudited)
REVENUE
Commission income from related companies	$72,029	$116,006
Interest on notes receivable from shareholders	440	440
	72,469	116,446
EXPENSES
Officers and directors fees	30,000	30,000
Rent paid to a related company	4,500	4,500
Interest and bank charges	3,269	6,388
Overhead paid to a related party	57,623	29,000
General and administrative	2,034	-
Professional fees	13,602	2,500
	111,028	72,388
NET (LOSS) EARNINGS	$(38,559)	$44,058

Comparison of Results of Operations for the Three Months Ended January 31, 2009 Compared to the Three Months Ended January 31, 2008

Total Revenues

We had revenues of $72,469 for the three months ended January 31, 2009 and $116,446 for the three months ended January 31, 2008.   The decrease was primarily due to the current economic conditions where it became necessary to renegotiate the commission rates earned, from related third parties, from 5% for the three months ended January 31, 2008 to 2.5% for the three months ended January 31, 2009.

Expenses

Total expenses for the three months ended January 31, 2009 were $111,028 as compared to $72,388 for the same period ended January 31, 2008. The increase in expenses was due primarily to higher overhead paid to a related party and higher professional fees.

Net (Loss) Earnings

Net (loss) earnings were $(38,559) for the three months ended January 31, 2009, compared to $44,058 for the same period ended January 31, 2008.

Capital Resources and Liquidity

As of January 31, 2009, we had working capital of approximately $(57,550). It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the viability of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

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

We anticipate that our operational as well as general and administrative expenses for the next twelve months will total $433,000 for the following expenses:

Management Fees	$120,000
Trade Show Expenses	$30,000
Web Development and entertainment costs	$20,000
Overhead paid to a related party	$225,000
Finance	$20,000
Occupancy Cost	$18,000

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

During the quarter ended 31 January, 2009, we received commission income from related companies controlled by our directors totaling $72,029. Management has agreed to defer collection of these amounts for a period of up to one year from date of invoicing.  Due to the fact that we are related to these customers and management is aware of their financial stability, there is no concern of collectibility.

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

CRITICAL ACCOUNTING PRONOUNCEMENTS

Our significant accounting policies are summarized in Note 5 of our financial statements included in our report on Form 10-K for the year ended October 31, 2008. We prepare our financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our financial statements as their application places the most significant demands on our management’s judgment.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable because we are a smaller reporting company.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Henry Ender	Chief Executive Officer	March 17, 2009
Henry Ender

/s/ Fred Farnden	Chief Financial Officer	March 17, 2009
Fred Farnden