Form 10-Q
period 2009-04-30
HENYA FOOD CORP
filed 2009-06-19
CIK 1397919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 19, 2009: 39,542,508 shares of common stock.

HENYA FOOD CORP

FORM 10-Q

April 30, 2009

TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4
Item 4T	Control and Procedures	4

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	5
Item 1A	Risk Factors	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Defaults Upon Senior Securities	5
Item 4.	Submission of Matters to a Vote of Security Holders	5
Item 5.	Other Information	5
Item 6.	Exhibits and Reports on Form 8-K	5

SIGNATURE

HENYA FOOD CORP

FORM 10-Q

April 30, 2009

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets as of 30 April 2009 (Unaudited) and 31 October 2008 (Audited)	F-2

Statements of Operations for the Six Months Ended 30 April 2009 (Unaudited), Six Months Ended 30 April 2008 (Unaudited), Three Months Ended 30 April 2009 (Unaudited), Three Months Ended 30 April 2008 (Unaudited) and for the period from inception, 20 September 2006 to 30 April 2009 (Unaudited)
F-3 - F-4

Statements of Cash Flows for the Six Months Ended 30 April 2009 (Unaudited), Six Months Ended 30 April 2008 (Unaudited) and for the period from inception, 20 September 2006 to 30 April 2009 (Unaudited)
F-5

Notes to the Financial Statements (Unaudited)	F-6 - F-10

 HENYA FOOD CORP.
(A Development Stage Company)
BALANCE SHEETS
Unaudited
AS AT

	30 April 2009 (Unaudited)	31 October 2008 (Audited)
ASSETS
CURRENT ASSETS
Cash	$172	$254
Accounts receivable due from related parties	7,344	542,060
Prepaid expenses	7,588	7,588

TOTAL CURRENT ASSETS	15,104	549,902

TOTAL ASSETS	$15,104	$549,902

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$75,216	$65,328
Accrued liabilities	250,000	450,000
Loans payable	59,375	53,125

TOTAL CURRENT LIABILITIES	384,591	568,453

TOTAL LIABILITIES	384,591	568,453

STOCKHOLDERS' DEFICIT
Capital stock	39,543	39,543
Additional paid-in capital	387,741	157,741
Notes receivable from stock issued	(33,734)	(32,854)
Deficit accumulated during the development stage	(763,037)	(182,981)

TOTAL STOCKHOLDERS' DEFICIT	(369,487)	(18,551)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,104	$549,902

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	For the Six Months Ended 30 April 2009 (Unaudited)	For the Six Months Ended 30 April 2008 (Unaudited)
REVENUE
Commission income from related companies	$72,029	$251,146
Interest on notes receivable from shareholders	880	880
	72,909	252,026
EXPENSES

Officers and directors fees	30,000	60,000
Rent paid to a related company	4,500	9,000
Interest and bank charges	8,162	12,822
Overhead paid to a related party	57,623	62,785
General and administrative	4,146	1,650
Professional fees	16,102	25,000
Bad debts on accounts receivable due from related parties	532,432	-
	652,965	171,257
NET (LOSS) EARNINGS	$(580,056)	$80,769

(LOSS) EARNINGS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	39,542,508	39,483,684

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	For the Three Months Ended 30 April 2009 (Unaudited)	For the Three Months Ended 30 April 2008 (Unaudited)	For the Period from Inception, 20 September 2006 to 30 April 2009 (Unaudited)
REVENUE
Commission income from related companies	$-	$135,140	$911,236
Interest on notes receivable from shareholders	440	440	5,040
	440	135,580	916,276
EXPENSES
Officers and directors fees	-	30,000	480,000
Rent paid to a related company	-	4,500	40,500
Interest and bank charges	4,893	6,434	38,494
Overhead paid to a related party	-	33,785	323,748
Severance expense	-	-	171,840
General and administrative	2,112	-	7,997
Professional fees	2,500	24,150	74,302
Consulting expenses paid with common stock	-	-	10,000
Bad debts on accounts receivable due from related parties	532,432	-	532,432
	541,937	98,869	1,679,313
NET (LOSS) EARNINGS	$(541,497)	$36,711	$(763,037)

(LOSS) EARNINGS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$0.00	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	39,542,508	39,483,684	44,030,417

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

	For the Six Months Ended 30 April 2009 (Unaudited)	For the Six Months Ended 30 April 2008 (Unaudited)	For the Period from Inception, 20 September 2006 to 30 April 2009 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(580,056)	$80,769	$(763,037)
Adjustment to reconcile net earnings to net cash used in operating activities
Issuance of common stock for services	-	-	10,000
Officers accrued fees forgiven	230,000	-	337,600
Interest on notes receivable from stock issued	(880)	(880)	(4,400)
Interest accrued on loans payable	6,250	12,500	29,375

Changes in operating assets and liabilities:
Accounts receivable due from related parties	534,716	(188,878)	(7,344)
Accounts payable	9,888	15,367	75,216
Accrued liabilities	(200,000)	80,000	250,000
Prepaid expenses	-	-	(7,588)

CASH FLOWS USED IN OPERATING ACTIVITIES	(82)	(1,122)	(80,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	-	-	80,000
Proceeds from common stock issued	-	-	150,350
Proceeds from common stock to be issued	-	-	-
Deferred offering costs	-	-	(150,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	80,350

NET (DECREASE) INCREASE IN CASH	(82)	(1,122)	172

CASH, BEGINNING OF PERIOD	254	2,188	-

CASH, END OF PERIOD	$172	$1,066	$172

NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to settle a loan payable	$-	$-	$50,000

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
30 APRIL 2009

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended 30 April 2009 are not necessarily indicative of the results that may be expected for the year ending 31 October 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 October 2008.

3.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception in the amount of $763,037 and has used cash flows from operations since inception in the amount of $80,178 that raise substantial doubt as to its ability to continue as a going concern.

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
30 APRIL 2009

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

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
30 APRIL 2009

5.  CAPITAL STOCK

Authorized
110,000,000	common shares, $0.001 par value
10,000,000	preferred shares, $0.001 par value
		30 April 2009 (Unaudited)	31 October 2008 (Audited)
Issued
39,542,508	common shares	$39,543	$39,543

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

In April 2009, the Company’s Board of Directors approved a 1000:1 reverse stock split. These interim financial statements have not been updated for this reverse split as the Company has not received authorization from the Financial Industry Regulatory Authority for this Reverse Split as of the date of filing of these interim financial statements.

6.  RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the six months ended 30 April 2009, the Company received commission income from related companies controlled by directors totaling $72,029 (six months ended 30 April 2008 - $251,146).

During the six months ended 30 April 2009, the Company accrued fees for the officers and directors totaling $30,000 (six months ended 30 April 2008 - $60,000).

During the six months ended 30 April 2009, the Company paid rent to a company controlled by the directors of the Company totaling $4,500 (six months ended 30 April 2008 - $9,000).

During the six months ended 30 April 2009, the Company paid $57,623 (six months ended 30 April 2008 - $62,785) for overhead expenses incurred on behalf of the Company.  This amount is from the Company’s agreement where it will pay as overhead, 80% of its revenues to the related company (for the three months ended 31 January 2008, the agreement was to pay overhead expenses at 25% of revenues 2008). This allows the Company the use of the personnel and office equipment including phone, fax and other office equipment as needed.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
30 APRIL 2009

6.  RELATED PARTY TRANSACTIONS (continued)

Effective February 1, 2009, Foodfest International 2000 Inc. (“Foodfest”), a company controlled by the directors, with the consent of the Company, has discontinued the commission agreement.

Effective February 1, 2009, the officers and directors agreed to forgive the payment of $480,000 of accrued management fees which was owed to them and to cancel the existing management agreements. No new agreements have been entered into.

Effective February 1, 2009, the Company, with the consent of its related landlord, a company controlled by the directors, cancelled the existing rental agreement. No new rental agreement has been entered into.

Effective February 1, 2009, the Company, with the consent of a related party, a company controlled by the directors, has cancelled the overhead agreement. No new agreement has been entered into.

On February 1, 2009, the Company has forgiven $532,432 which was owed by a related party controlled by the directors due to the inability of the related party to repay the amount.

7.  ECONOMIC DEPENDENCE

The Company has brokered sales for a number of food retailers to earn commissions. Agreements are in place with a number of retailers, related to the Company by virtue of being controlled by directors of the Company. Of the $72,029 in brokerage fees earned in the six months ended 30 April 2009, all $72,029 was from Foodfest International 2000 Inc. (“Foodfest”) (For the six months ended 30 April 2008 - Of the $251,146 in brokerage fees earned in the period, all $251,146 was from Foodfest) which is one of the related companies.

8.  LOAN PAYABLE

In August 2008, the Company borrowed $50,000 from Marvin Silver, a shareholder of the company, to finance operations. The loan is unsecured, bears interest at an effective rate of 25% and matures in one year (August 2009).

9.  SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended 30 April 2009 the Company paid expenses as follows:

	2009	2008

Income taxes	$-	$-
Interest	$-	$-

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
30 APRIL 2009

9.  COMMITMENTS

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

Until February 1, 2009, Henya represented products to a variety of prospective buyers.  In particular, products represented included: smoked salmon; salsa; condiments; meat alternatives (i.e. vegetarian, chicken and beef products); kosher grocery products (i.e. pizza, tea, confectionary etc.).  On February 1, 2009, Henya’s commission agreement with a related party was cancelled and the Company does not currently have any customers.

RESULTS OF OPERATIONS FOR THE SIX AND THREE MONTHS ENDED APRIL 30, 2009 COMPARED TO THE SIX AND THREE MONTHS ENDED APRIL 30, 2008
The following table presents the results of operations for the three months ended April 30, 2009 as compared to the three months ended April 30, 2008. The discussion following the table is based on these results.

	For the Three Months Ended 30 April 2009 (Unaudited)	For the Three Months Ended 30 April 2008 (Unaudited)
REVENUE
Commission income from related companies	$-	$135,140
Interest on notes receivable from shareholders	440	440
	440	135,580
EXPENSES
Officers and directors fees	-	30,000
Rent paid to a related company	-	4,500
Interest and bank charges	4,893	6,434
Overhead paid to a related party	-	33,785
General and administrative	2,112	-
Professional fees	2,500	24,150
Bad debts	532,432	-
	541,937	98,869
NET (LOSS) EARNINGS	$(541,497)	$36,711

(LOSS) EARNINGS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	39,542,508	39,483,684

Total Revenues

We had revenues of $440 for the three months ended April 30, 2009 and $135,580 for the three months ended April 30, 2008.   The decrease was primarily due to the current economic conditions where it became necessary to cancel our commission agreement with related third parties for the three months ended April 30, 2009 whereas we had agreements to charge 5.0% for the three months ended April 30, 2008.

Expenses

Total expenses for the three months ended April 30, 2009 were $541,937 as compared to $98,869 for the period ended April 30, 2008. The increase in expenses was due primarily to a bad debt provision of 532,432 compared to a bad debt provision of $nil for the three months ended April 30, 2008.

Net (Loss) Earnings

Net (loss) earnings were $(541,497) for the three months ended April 30, 2009, compared to $36,711 for the period ended April 30, 2008.

The following table presents the results of operations for the six months ended April 30, 2009 as compared to the six months ended April 30, 2008. The discussion following the table is based on these results.

	For the Six Months Ended 30 April 2009 (Unaudited)	For the Six Months Ended 30 April 2008 (Unaudited)
REVENUE
Commission income from related companies	$72,029	$251,146
Interest on notes receivable from shareholders	880	880
	72,909	252,026
EXPENSES

Officers and directors fees	30,000	60,000
Rent paid to a related company	4,500	9,000
Interest and bank charges	8,162	12,822
Overhead paid to a related party	57,623	62,785
General and administrative	4,146	1,650
Professional fees	16,102	25,000
Bad debts expense	532,432	-
	652,965	171,257
NET (LOSS) EARNINGS	$(580,056)	$80,769

(LOSS) EARNINGS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	39,542,508	39,483,684

Total Revenues

We had revenues of $72,909 for the six months ended April 30, 2009 and $252,026 for the six months ended April 30, 2008.   The decrease was primarily due to the current economic conditions where it became necessary to cancel our commission agreements with related third parties in the second quarter of the six month period ended April 30, 2009 whereas we had agreements to charge 5.0% commissions for the six months ended April 30, 2008.

Expenses

Total expenses for the six months ended April 30, 2009 were $652,965 as compared to $171,257 for the six months ended April 30, 2008. The increase in expenses was due primarily to a bad debt provision of 532,432 compared to a bad debt provision of $nil for the six months ended April 30, 2008.

Net (Loss) Earnings

Net (loss) earnings were $(580,056) for the six months ended April 30, 2009, compared to $80,769 for the six months ended April 30, 2008.

Capital Resources and Liquidity

As of April 30, 2009, we had working capital of approximately $(369,487) [April 2008 – (38,027)]. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the viability of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

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

The Company will attempt to raise additional financing for working capital and to negotiate new broker agreements. However, completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. Even without significant revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goals of profit, revenue and growth.

We anticipate that our operational as well as general and administrative expenses for the next twelve months will total $100,000 for the following expenses:

Trade Show Expenses	$30,000
Web Development and Entertainment Costs	$20,000
Finance	$20,000
Professional Fees	$30,000

The Company has budgeted $30,000 for expenses to attend trade shows in North America, Europe, and Israel to source new products and meet new principals in order to facilitate the expansion of the Company’s core business.   The Company has also allocated $20,000 for web development to promote its services in addition to an allowance for entertainment costs associated with new client development.

During the six months ended 30 April, 2009, we received commission income from related companies controlled by our directors totaling $72,029 (30 April 2008 – $251,146). Due to the economic decline and current financial conditions of the related companies, $532,432 receivable from a related company was written off to bad debts this period.

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

Signature	Title	Date

/s/ Henry Ender	Chief Executive Officer	19 June, 2009
Henry Ender

/s/ Fred Farnden	Chief Financial Officer	19 June, 2009
Fred Farnden