Form 10-Q
period 2009-07-31
HENYA FOOD CORP
filed 2009-09-21
CIK 1397919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 18 , 2009: 39,574shares of common stock.

HENYA FOOD CORP

FORM 10-Q

July 31, 2009

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1
Item 2.	Management’s Discussion and Analysis of Financial Condition	1
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4
Item 4T	Control and Procedures	4

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	5
Item 1A	Risk Factors	5
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5
Item 3.	Defaults Upon Senior Securities	5
Item 4.	Submission of Matters to a Vote of Security Holders	5
Item 5.	Other Information	5
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets as of 31 July 2009 (Unaudited) and 31 October 2008 (Audited)	F-2

Statements of Operations for the Nine Months Ended 31 July 2009 (Unaudited), Nine Months Ended 31 July 2008 (Unaudited), Three Months Ended 31 July 2009 (Unaudited), Three Months Ended 31 July 2008 (Unaudited) and for the period from inception, 20 September 2006 to 31 July 2009 (Unaudited)
F-3 - F-4

Statements of Cash Flows for the Nine Months Ended 31 July 2009 (Unaudited), Nine Months Ended 31 July 2008 (Unaudited) and for the period from inception, 20 September 2006 to 31 July 2009 (Unaudited)	F-5

Notes to the Financial Statements (Unaudited)	F-6 - F-10

HENYA FOOD CORP.
(A Development Stage Company)
BALANCE SHEETS
Unaudited

AS AT

	31 July 2009 (Unaudited)	31 October 2008 (Audited)
ASSETS
CURRENT ASSETS
Cash	$28	$254
Accounts receivable due from related parties	-	542,060
Prepaid expenses	-	7,588

TOTAL CURRENT ASSETS	28	549,902

TOTAL ASSETS	$28	$549,902

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$85,474	$65,328
Accrued liabilities	250,000	450,000
Loans payable	62,500	53,125

TOTAL CURRENT LIABILITIES	397,974	568,453

TOTAL LIABILITIES	397,974	568,453

STOCKHOLDERS’ DEFICIT
Capital stock	40	40
Additional paid-in capital	427,244	197,244
Notes receivable from stock issued	(34,174)	(32,854)
Deficit accumulated during the development stage	(791,056)	(182,981)

TOTAL STOCKHOLDERS’ DEFICIT	(397,946)	(18,551)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28	$549,902

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	For the Nine Months Ended 31 July 2009 (Unaudited)	For the Nine Months Ended 31 July 2008 (Unaudited)
REVENUE
Commission income from related companies	$72,029	$360,770
Interest on notes receivable from shareholders	1,320	1,320
	73,349	362,090
EXPENSES
Officers and directors fees	30,000	90,000
Rent paid to a related company	4,500	13,500
Interest and bank charges	11,431	19,012
Overhead paid to a related party	57,623	90,191
General and administrative	14,380	1,750
Professional fees	27,976	27,500
Bad debts on accounts receivable due from related parties	535,514	-
	681,424	241,953
NET (LOSS) EARNINGS	$(608,075)	$120,137

(LOSS) EARNINGS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(15.37)	$3.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	39,574	39,515

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	For the Three Months Ended 31 July 2009 (Unaudited)	For the Three Months Ended 31 July 2008 (Unaudited)	For the Period from Inception, 20 September 2006 to 31 July 2009 (Unaudited)
REVENUE
Commission income from related companies	$-	$109,624	$911,236
Interest on notes receivable from shareholders	440	440	5,480
	-	110,064	916,716
EXPENSES
Officers and directors fees	-	30,000	480,000
Rent paid to a related company	-	4,500	40,500
Interest and bank charges	3,269	6,190	41,763
Overhead paid to a related party	-	27,406	323,748
Severance expense	-	-	171,840
General and administrative	10,234	100	18,231
Professional fees	11,874	2,500	86,176
Consulting expenses paid with common stock	-	-	10,000
Bad debts on accounts receivable due from related parties	3,082	-	535,514
	(28,459)	70,696	1,707,772
NET (LOSS) EARNINGS	$(28,019)	$39,368	$(791,056)

(LOSS) EARNINGS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.71)	$0.99	$(18.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	39,574	39,515	43,783

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

	For the Nine Months Ended 31 July 2009 (Unaudited)	For the Nine Months Ended 31 July 2008 (Unaudited)	For the Period from Inception, 20 September 2006 to 31 July 2009 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(608,075)	$120,137	$(791,056)
Adjustment to reconcile net earnings to net cash used in operating activities
Issuance of common stock for services	-	-	10,000
Officers accrued fees forgiven	230,000		337,600
Interest on notes receivable from stock issued	(1,320)	(1,320)	(4,840)
Interest accrued on loan payable	9,375	12,668	32,500
Changes in operating assets and liabilities:
Accounts receivable due from related parties	542,060	(239,173)	-
Accounts payable	20,146	40,902	85,474
Accrued liabilities	(200,000)	90,000	250,000
Prepaid and sundry assets	7,588	-	-

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(226)	23,214	(80,322)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	-	(25,000)	80,000
Proceeds from common stock issued	-	-	150,350
Deferred offering costs	-	-	(150,000)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES	-	(25,000)	80,350

NET (DECREASE) INCREASE IN CASH	(226)	(1,786)	28

CASH, BEGINNING OF PERIOD	254	2,188	-

CASH, END OF PERIOD	$28	$402	$28

NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to settle a loan payable	-	$-	$50,000

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JULY 2009

1.  NATURE OF OPERATIONS

Henya Food Corp. ("the Company") was incorporated on 20 September 2006 in the State of Delaware. The Company acts as a sales representative to broker kosher, natural and organic food products to retailers and distributors throughout Canada and to kosher retailers and distributors in the United States, Israel, Europe and Australia.

3.  BASIS OF PRESENTATION

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended 31 July 2009 are not necessarily indicative of the results that may be expected for the year ending 31 October 2009. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 October 2008.

3.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception in the amount of $791,056and has used cash flows from operations since inception in the amount of $80,322 that raise substantial doubt as to its ability to continue as a going concern.

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
31 JULY 2009

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

In March 2008, FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 161 could have on its financial statements

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JULY 2009

5.  CAPITAL STOCK

Authorized
110,000,000	common shares, $0.001 par value
10,000,000	preferred shares, $0.001 par value
		31 July 2009 (Unaudited)	31 October 2008 (Audited)
Issued
39,574	common shares	$40	$40

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

In August 2008, the Company issued 58,824 common shares as settlement for $50,000 of a loan payable to a shareholder

In April 2009, the Company’s Board of Directors approved a 1000:1 reverse stock split. The reverse stock split is effective on July 2, 2009. All share and per share amounts used in the Company’s financial statements have been restated to reflect the 1000 for 1 reverse stock split.

6.  RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the nine months ended 31 July 2009, the Company received commission income from related companies controlled by directors totalling $72,029 (nine months ended 31 July 2008 - $360,770).

During the nine months ended 31 July 2009, the Company accrued fees for the officers and directors totaling $30,000 (nine months ended 31 July 2008 - $90,000).

During the nine months ended 31 July 2009, the Company paid rent to a company controlled by the directors of the Company totalling $4,500 (nine months ended 31 July 2008 - $13,500).

During the nine months ended 31 July 2009, the Company paid $57,623 (nine months ended 31 July 2008 - $90,191) for overhead expenses incurred on behalf of the Company. This amount was from the Company’s prior agreement where it paid as overhead, 80% of its revenue to the related company. This allowed the Company the use of the offices, including phone, fax and other office equipment as needed.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JULY 2009

6.  RELATED PARTY TRANSACTIONS (continued)

Effective February 1, 2009, Foodfest International 2000 Inc. (“Foodfest”), a company controlled by the directors, with the consent of the Company, has discontinued the commission agreement.

Effective July 2, 2009, Bandana Bandito, LLC (“Bandito”) and Coastal Water Seafoods Ltd. (“Coastal”), two companies controlled by the directors, with the consent of the Company, have discontinued the commission agreements.

Effective February 1, 2009, the officers and directors agreed to forgive the payment of $230,000 of accrued management fees which was owed to them and to cancel the existing management agreements. No new agreements have been entered into.

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

On February 1, 2009, the Company has forgiven $532,432 which was owed by a related party controlled by the directors due to the inability of the related party to repay the amount. During the three months ended July 31, 2009, $4,263 of this bad debt was recovered.

On July 31, 2009, the Company has forgiven $7,345 which was owed by another two related parties controlled by the directors due to their inability to repay these amounts.

7.  ECONOMIC DEPENDENCE

The Company had brokered sales for a number of food retailers to earn commissions. Agreements were in place with a number of retailers, related to the Company by virtue of being controlled by directors of the Company. Of the $72,029 in brokerage fees earned in the nine months ended 31 July 2009, all $72,029 was from Foodfest International 2000 Inc. (“Foodfest”) (For the nine months ended 31July 2008 - Of the $360,770 in brokerage fees earned in the period, all $360,770 was from Foodfest) which is one of the related companies.

8. LOAN PAYABLE

In August 2008, the Company borrowed $50,000 from Marvin Silver, a shareholder of the company, to finance operations. The loan is unsecured, bears interest at an effective rate of 25% and has no maturity date.

9.  SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended 30 April 2009 the Company paid expenses as follows:

	2009	2008

Income taxes	$-	$-
Interest	$-	$-

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JULY 2009

10.  COMMITMENTS

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

Until February 1, 2009, Henya represented products to a variety of prospective buyers.  In particular, products represented included: smoked salmon; salsa; condiments; meat alternatives (i.e. vegetarian, chicken and beef products); kosher grocery products (i.e. pizza, tea, confectionary etc.).  On February 1, 2009, Henya’s commission agreement with a related party was cancelled. On July 31, 2009 Henya’s commission agreements with another two related parties have been cancelled. The Company does not currently have any customers.

RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED JULY 31, 2009 COMPARED TO THE NINE AND THREE MONTHS ENDED JULY 31, 2008

The following table presents the results of operations for the three months ended July 31, 2009 as compared to the three months ended July 31, 2008. The discussion following the table is based on these results.

	For the Three Months Ended 31 July 2009 (Unaudited)	For the Three Months Ended 31 July 2008 (Unaudited)
REVENUE
Commission income from related companies	$-	$109,624
Interest on notes receivable from shareholders	440	440
	440	110,064
EXPENSES
Officers and directors fees	-	30,000
Rent paid to a related company	-	4,500
Interest and bank charges	3,269	6,190
Overhead paid to a related party	-	27,406
General and administrative	10,234	100
Professional fees	11,874	2,500
Bad debts	3,082	-
	28,459	70,696
NET (LOSS) EARNINGS	$(28,019)	$39,368

(LOSS) EARNINGS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.71)	$0.99
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	39,574	39,515

Total Revenues

We had revenues of $440 for the three months ended July 31, 2009 and $110,064 for the three months ended July 31, 2008.   The decrease was primarily due to the current economic conditions where it became necessary to cancel our commission agreement with related third parties for the three months ended July 31, 2009 whereas we had agreements to charge 5.0% for the three months ended July 31, 2008.

Expenses

Total expenses for the three months ended July 31, 2009 were $28,459 as compared to $70,696 for the period ended July 31, 2008. The decrease in expenses was due primarily to the cancellation of management fee and overhead expense agreements which amounted to $30,000 in management fee and $27,406 in overhead paid to a related party for the three months ended July 31, 2008.

Net (Loss) Earnings

Net (loss) earnings were $(28,019) for the three months ended July 31, 2009, compared to $39,368 for the period ended July 31, 2008.

The following table presents the results of operations for the nine months ended July 31, 2009 as compared to the nine months ended July 31, 2008. The discussion following the table is based on these results.

	For the Nine Months Ended 31 July 2009 (Unaudited)	For the Nine Months Ended 31 July 2008 (Unaudited)
REVENUE
Commission income from related companies	$72,029	$360,770
Interest on notes receivable from shareholders	1,320	1,320
	73,349	362,090
EXPENSES

Officers and directors fees	30,000	90,000
Rent paid to a related company	4,500	13,500
Interest and bank charges	11,431	19,012
Overhead paid to a related party	57,623	90,191
General and administrative	14,380	1,750
Professional fees	27,976	27,500
Bad debts expense	535,514	-
	681,424	241,953
NET (LOSS) EARNINGS	$(608,075)	$120,137

(LOSS) EARNINGS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(15.37)	$3.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	39,574	39,515

Total Revenues

We had revenues of $73,349 for the nine months ended July 31, 2009 and $362,090 for the nine months ended July 31, 2008.   The decrease was primarily due to the current economic conditions where it became necessary to cancel our commission agreements with related third parties in the second and third quarters of the nine month period ended July 31, 2009 whereas we had agreements to charge 5.0% commissions for the nine months ended July 31, 2008.

Expenses

Total expenses for the nine months ended July 31, 2009 were $681,424 as compared to $241,953 for the nine months ended July 31, 2008. The increase in expenses was due primarily to a bad debt provision of 535,514 compared to a bad debt provision of $nil for the nine months ended July 31, 2008.

Net (Loss) Earnings

Net (loss) earnings were $(608,075) for the nine months ended July 31, 2009, compared to $120,137 for the nine months ended July 31, 2008.

Capital Resources and Liquidity

As of July 31, 2009, we had working capital of approximately $(397,946) (July 2008 – $901). It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the viability of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

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

During the nine months ended 31 July, 2009, we received commission income from related companies controlled by our directors totaling $72,029 (31 July 2008 – $360,770). Due to the economic decline and current financial conditions of the related companies, $535,514 receivable from related companies was written off to bad debts this period.

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

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Henry Ender	Chief Executive Officer	18 September, 2009
Henry Ender

/s/ Fred Farnden	Chief Financial Officer	18 September, 2009
Fred Farnden