Form 10-K
period 2009-10-31
HENYA FOOD CORP
filed 2010-01-29
CIK 1397919

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐      No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and smaller reporting companies in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Revenues for year ended October 31, 2009: $73,789

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of January 29, 2010, was: $510.35.

Number of shares of the registrant’s common stock outstanding as of January 29, 2010 was: 39,601

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

Until February 1, 2009, Henya represented products to a variety of prospective buyers.  In particular, products represented included: smoked salmon; salsa; condiments; meat alternatives (i.e. vegetarian, chicken and beef products); kosher grocery products (i.e. pizza, tea, confectionary etc.).  On February 1, 2009, Henya’s commission agreement with a related party was cancelled.  On July 31, 2009, Henya’s commission agreements with another two related parties were cancelled. The Company does not currently have any customers.

Henry Ender has been in the food business since 1974 and co-founded Foodfest International in 1977.  During this time frame Mr. Ender has established working relationships with key managers and representatives of supermarket chains, foodservice establishments, distributors, manufacturers and processors in Canada, the United States and Israel. Mr. Ender has brought these relationships to Henya providing an established base for future growth and expansion.  Through Mr. Ender, Henya has established working relationships with distributors in Canada and the United States in addition to the major supermarkets in Canada.

It is important to build a close and active working relationship, so that the products are given the necessary exposure.   In order to ensure strong product support we will work with brokers to plan visits to the market in the future to make joint sales calls on buyers. The brokers have the most interest, knowledge, and excitement in their product(s), which should be passed on to distribution partners.  Products that are carried in a limited number of selected stores within a supermarket chain or independent stores require a direct sales and distribution (“DSD”) distributor.  When a supermarket chain does not want to warehouse a purchased product, which is at the discretion of the buyer, they will request that a DSD distributor be available to distribute the product.  Some markets may require that a broker and distributor be used, while other areas can be most effectively serviced through DSD distributors. We will assist in the selection of appropriate distributors for niche markets, in the future.

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

Henya intends to enter into broker agreements with food processors to represent their businesses in the food market, and with food distributors to procure new products for their exclusive distribution in specific markets. We will focus on the procurement of new products and subsequently listing of these products in either the food service or retail sectors. (“Listing)” is the process of obtaining approval from the buyer that they want to purchase the product(s) offered and then completing the necessary documentation so that the product is entered properly into the purchasers data base so that it scans the product accurately, can be received at the purchasers’ location and can scan at their checkout counters.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

Our common stock is currently trading on the Over-The-Counter Bulletin Board under the symbol “HNYZ.” There has never been an active public market for shares of our common stock and trading has been characterized by low volume and high volatility.

Penny Stock

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

Holders

As of January 29, 2009, 39,601 shares of common stock are issued and outstanding and held by approximately 70 shareholders. Holders of our common stock are entitled to one vote for each share on all matters submitted to a stockholder vote.

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

Recent Sales of Unregistered Securities

In April 2009, the Company’s Board of Directors approved a 1000:1 reverse stock split. The reverse stock split was effective on July 2, 2009. All share and per share amounts used in the Company’s financial statements have been restated to reflect the 1000 for 1 reverse stock split.

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

Business Overview

We were incorporated on September 20, 2006 under the laws of the State of Delaware. We were originally formed to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions and helping food distributors and food processors expand their sales growth. We do not intend to undertake a reverse merger nor pursue any acquisition which involves a change in control.  We specialize in Kosher, Natural and Organic foods. We are a multi-faceted products broker, committed to helping Producers, Wholesalers and retailers improve their sales and return on investment.

Until February 1, 2009, Henya represented products to a variety of prospective buyers.  In particular, products represented included: smoked salmon; salsa; condiments; meat alternatives (i.e. vegetarian, chicken and beef products); kosher grocery products (i.e. pizza, tea, confectionary etc.).  On February 1, 2009, Henya’s commission agreement with a related party was cancelled.  On July 31, 2009, Henya’s commission agreements with another two related parties were cancelled. The Company does not currently have any customers.

RESULTS OF OPERATIONS FOR THE YEAR ENDED OCTOBER 31, 2009 COMPARED TO THE YEAR ENDED OCTOBER 31, 2008

	For the Year Ended 31 October 2009	For the Year Ended 31 October 2008
REVENUE
Commission income from related companies	$72,029	$422,675
Interest on notes receivable from shareholders	1,760	1,760
	73,789	424,435
EXPENSES
Officers and directors fees	30,000	120,000
Rent paid to a related company	4,500	18,000
Interest and bank charges	14,704	22,285
Overhead paid to a related party	57,623	169,070
General and administrative	15,658	3,755
Professional fees	36,769	40,200
Bad debts	527,764	-
	687,018	373,310
NET (LOSS) EARNINGS	$(613,229)	$51,125

Total Revenues

We had revenues of $73,789 for the year ended October 31, 2009 and $424,435 for the year ended October 31, 2008.   The decrease was primarily due to the current economic conditions where it became necessary to cancel our commission agreements with related third parties in the second and third quarters of the year ended October 31, 2009 whereas we had agreements to charge 5.0% commissions for the year ended October 31, 2008.

Expenses

Total expenses for the year ended October 31, 2009 were $687,018 as compared to $373,310 for the year ended October 31, 2008. The increase in expenses was due primarily to a bad debt provision of 527,764 compared to a bad debt provision of $nil for the year ended October 31, 2008.

Net (Loss) Earnings

Net (loss) earnings were $(613,229) for the year ended October 31, 2009, compared to $51,125 for the year ended October 31, 2008.

Capital Resources and Liquidity

As of 31 October, 2009, we had negative working capital of approximately $403,540. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, we have not identified any alternative sources.

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

During the fiscal year ended 31 October, 2009, we received commission income from the related company, Foodfest International 2000 Inc. (Concord, Ontario), controlled by our directors totalling $72,029 (2008 - $422,675).  Due to the economic decline and current financial conditions of the related companies, $527,764 receivable from related companies was written off to bad debts this year.

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

NEW ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. There was no impact on the financial statements as a result of adopting this guidance.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. The company adopted the Codification for the year ending October 31, 2009. There was no impact to the financial results as this change is disclosure-only in nature.

In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These guidelines were effective for interim and annual periods ending after June 15, 2009. There was no impact on the financial statements as a result of adopting this guidance.

ITEM 8. FINANCIAL STATEMENTS

HENYA FOOD CORP.

FINANCIAL STATEMENTS

31 October 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Henya Food Corp.

We have audited the accompanying balance sheets of Henya Food Corp. (A Development Stage Company) as at 31 October 2009 and 2008 and the related statements of operations and comprehensive income, changes in stockholders' deficit, and cash flows for each of the years then ended and for the period from the date of inception (20 September 2006) to 31 October 2009. Henya Food Corp.’s Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Henya Food Corp. (A Development Stage Company) as at 31 October 2009 and 2008 and the results of its operations and comprehensive income, cash flows and changes in stockholders' deficits for the years ended 31 October 2009 and 2008 and for the period from the date of inception (20 September 2006)  to 31 October 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DNTW Chartered Accountants, LLP

Licensed Public Accountants
Markham, Ontario, Canada
29 January 2010

HENYA FOOD CORP.
(A Development Stage Company)
BALANCE SHEETS
AS AT

	31 October 2009	31October 2008
ASSETS
CURRENT ASSETS
Cash	$129	$254
Accounts receivable due from related parties	-	542,060
Prepaid expenses	-	7,588
TOTAL ASSETS	$129	$549,902

LIABILITIES AND STOCKHOLDERS' DEFICIT CURRENT LIABILITIES
Accounts payable	$88,044	$65,328
Accrued liabilities	250,000	450,000
Loans payable	65,625	53,125
TOTAL CURRENT LIABILITIES	403,669	568,453
TOTAL LIABILITIES	403,669	568,453

Commitments and Contingencies (see note 13)

STOCKHOLDERS’ DEFICIT
Capital stock	40	40
Additional paid in capital	427,244	197,244
Notes receivable from stock issued	(34,614)	(32,854)
Deficit accumulated during the development stage	(796,210)	(182,981)
TOTAL STOCKHOLDERS’ DEFICIT	(403,540)	(18,551)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$129	$549,902

The accompanying notes are an integral part of these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended 31 October 2009	For the Year Ended 31 October 2008	For the period from inception, 20 September 2006 to 31 October 2009

REVENUE		-
Commission income from related companies	$72,029	$422,675	$911,236
Interest on notes receivable from stockholders	1,760	1,760	4,600
	73,789	424,435	917,156
EXPENSES
Bad debts on accounts receivable due from related parties	527,764	-	527,764
Officers and directors fees	30,000	120,000	480,000
Rent paid to a related company	4,500	18,000	40,500
Severance expense	-	-	171,840
Interest and bank charges	14,704	22,285	45,036
General and administrative	15,658	3,755	19,509
Consulting expenses paid with common stock	-	-	10,000
Overhead paid to a related party	57,623	169,070	323,748
Professional fees	36,769	40,200	94,969
	687,018	373,310	1,716,366
NET (LOSS) INCOME AND COMPREHENSIVE INCOME	$(613,229)	$51,125	$(796,210)
(LOSS) INCOME PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(15.49)	$1.29	$(18.36)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	39,601	39,498	43,356

The accompanying notes are an integral part of these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED 31 OCTOBER 2009

	Shares	Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Notes Receivable from Stock Issued	Deficit Accumulated During the Development Stage	Total Stockholders' Deficit
Common stock issued at inception	50,000	$50	$49,950		$(40,000)	$-	$(10,000)
Cor Net loss						(11,759)	(11,759)
BALANCE, 31 OCTOBER 2006	50,000	50	49,950		(40,000)	(11,759)	(1,759)
Common stock issued during the year	209	-	150,350				150,350
Allocation of common stock proceeds against deferred offering costs			(150,000)				(150,000)
Common stock cancelled during the year	(10,667)	(11)	(10,655)		10,666		-
Interest on notes receivable, net					(1,760)		(1,760)
Officers accrued fees forgiven			107,600				107,600
Net loss						(222,347)	(222,347)
BALANCE, 31 OCTOBER 2007	39,542	39	147,245		(31,094)	(234,106)	(117,916)
Common stock issued during the year	59	1	49,999				50,000
Interest on notes receivable					(1,760)		(1,760)
Net income						51,125	51,125
BALANCE, 31 OCTOBER 2008	39,601	40	197,244		(32,854)	(182,981)	(18,551)
Interest on notes receivable					(1,760)		(1,760)
Officers accrued fees forgiven			230,000				230,000
Net income						(613,229)	(613,229)
BALANCE, 31 OCTOBER 2009	39,601	$40	$427,244		$(34,614)	$(796,210)	$(403,540)

The accompanying notes are an integral part of these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

		For the Year Ended 31 October 2009	For the Year Ended 31 October 2008	For the period from inception, 20 September 2006 to 31 October 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income		$(613,229)	$51,125	$(796,210)
Adjustment to reconcile net earnings to net cash provided by operating activities
Issuance of common stock for services		-	-	10,000
Forgiveness of debt owed to officers		230,000	-	337,600

Interest on notes receivable from stock issued, net		(1,760)	(1,760)	(5,280)
Interest accrued on the loans payable		12,500	15,793	35,625
Changes in operating assets and liabilities:
Accounts receivable due from related parties		542,060	(185,457)	-
Accounts payable		22,716	30,953	88,044
Accrued liabilities		(200,000)	120,000	250,000
Prepaid expenses		7,588	(7,588)	-

CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES		(125)	23,066	(80,221)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable		-	(25,000)	80,000
Proceeds from common stock issued		-	-	150,350
Deferred offering costs		-	-	(150,000)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES		-	(25,000)	80,350

NET (DECREASE) INCREASE IN CASH		(125)	(1,934)	129

CASH, BEGINNING OF YEAR/PERIOD		254	2,188	-

CASH, END OF YEAR/PERIOD		$$129	$254	$129

NON CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of common stock to settle a loan payable	$	$-	$50,000	$50,000

The accompanying notes are an integral part of these financial statements.

 HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2009

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

The Company has earned limited revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7 “). Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, changes in stockholders' equity and cash flows disclose activity since the date of the Company's inception.

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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception in the amount of $796,210 and has a negative working capital balance of $403,540 that raise substantial doubt as to its ability to continue as a going concern.

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
31 OCTOBER 2009

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of the Company are in accordance with United States of America generally accepted accounting principles. Outlined below are those policies considered particularly significant:

Commission Recognition

The Company's commission recognition policies are in compliance with the relevant sections of the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”), namely ASC Topic 605 “Revenue Recognition”.  Commission income is recognized at the date a formal arrangement exists, the price is fixed or determinable, the services are complete (commissions are calculated on sales net of any returns), no other significant obligation of the Company exists and collection is reasonably assured.  For the year ended 31 October 2009, substantially all of our commission income is from related parties.  See note 7.

Henya earns commissions in the form of brokerage fees based on sales of products of individual companies represented.  A related company, Foodfest, currently represents the majority of brokerage fees earned.  Henya currently doesn’t have brokerage agreements with any related companies or non-related companies.

Cash and Cash Equivalents

Cash and cash equivalents consist of a commercial bank account carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount net of sales returns and an allowance for doubtful accounts.  The Company determines its allowance for doubtful accounts by considering a number of factors, including the age of the receivable, the financial stability of the customer, discussions that may have occurred with the customer and management's judgment as to the overall collectibility of the receivable from that customer.  The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts in the period of recovery.  As at 31 October 2009 management determined to write off all accounts receivable due from related companies, because the related companies have sustained unanticipated losses and are incapable to repay these amounts.

Concentration of Credit Risk

The Company is exposed to credit risk of its accounts receivable arising from the fact that one company, Foodfest, currently represents the vast majority of brokerage fees earned. This risk is mitigated by the fact that accounts receivable due from related companies has been written off.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2009

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income in accordance with ASC 740, “Income Taxes”. Under Standard 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Standard 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Fair Value of Financial Instruments

The carrying value of the company's accounts receivable due from related parties, accounts payable and accrued liabilities approximates fair value because of the short-term maturity of these instruments.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC 260, “Earnings per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.  There were no dilutive financial instruments for the period ended 31 October 2009.

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

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2009

5.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation

The Company does not have a formal stock option plan. However, we offered to some of our employees and consultants stock-based compensation in the form of shares of our common stock. We account for these issuances of common stock to employees and consultants in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”).

Effective July 1, 2005, we adopted ASC 718 using the modified prospective method. Under this method, stock compensation expense includes: (1) compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with ASC 718 and amortized on a straight-line basis over the share-based payments’ remaining vesting period.

Recent Accounting Pronouncements

In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. There was no impact on the financial statements as a result of adopting this guidance.

On July 1, 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009. The company adopted the Codification for the year ending October 31, 2009. There was no impact to the financial results as this change is disclosure-only in nature.

In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These guidelines were effective for interim and annual periods ending after June 15, 2009. There was no impact on the financial statements as a result of adopting this guidance.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2009

6.	CAPITAL STOCK

	31 October 2009	31 October 2008
Authorized
110,000,000 common shares, $0.001 par value
10,000,000 preferred shares, $0.001 par value
Issued
39,601 common shares (31 October 2008 - 39,601)	$40	$40

On 20 September 2006 the Company issued 40,000 and 10,000 common shares to the founders of the corporation for consideration of notes receivable and services rendered respectively. The notes bear interest at 6% per annum and are due on demand.  The notes receivable from the common stock issued are presented as a reduction of stockholders’ equity in the Statement of Changes in Stockholders’ Deficiency.  The stock issued for consulting services have been valued at the fair market value of the services received by the Company of $10,000 and are reported in the Statement of Operations under consulting.  The fair value of services received is the amount that these individuals have billed to the Company which is based on hourly rates that these individuals normally charge in providing similar services.

In October 2006, the Company received proceeds of $67,965 related to common shares to be issued subsequent to the year end. Offering costs were recorded as a reduction of these proceeds bringing the net value of shares to be issued to Nil. In December 2006, the Company issued 67, common shares to these individuals and related parties.

In December 2006, the Company issued 82 common shares to various individuals and related parties for proceeds of $82,385. Of this amount $82,035 was used to pay for deferred offering costs incurred.

In October 2007, the Company bought back and cancelled 10,667 common shares for the amount issued of $10,666.

In August 2008, the Company issued 59 common shares for the settlement of $50,000 of a loan payable.

In April 2009, the Company’s Board of Directors approved a 1000:1 reverse stock split. The reverse stock split is effective on July 2, 2009. All share and per share amounts used in the Company’s financial statements have been restated to reflect the 1000 for 1 reverse stock split. As a result of the reverse split an additional 60 common shares were issued as a result of rounding up the number of shares held to the nearest thousand.

7.	RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

The Company received commission income totalling $72,029 for the year ended 31 October 2009 (2008 - $422,675) from related companies controlled by directors of the Company.  Included in account receivable is $0 at 31 October 2009 (2008 - $542,060) from these related companies.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2009

7.	RELATED PARTY TRANSACTIONS (continued)

Beginning in November 2006, the Company began paying rent to a company controlled by the directors of the Company on a month-by-month basis for $1,500 per month.  The Company paid rent totalling $4,500 for the year ended 31 October 2009 (2008 - $18,000).

The Company paid $57,623 (2008 – $169,070) to a related company during the year for overhead expenses incurred on behalf of the Company. This amount is from the Company’s agreement where it will pay as overhead, 80% (2008 - 40%) of its revenue to the related company. This allows the Company the use of the personnel and office equipment, including phone, fax and other office equipment as needed. However this policy has been suspended.

The Company accrued fees for the officers and directors totaling $30,000 for the year ended 31 October 2009 (2008 - $120,000).

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

On February 1, 2009, the Company has forgiven $532,432 which was owed by a related party controlled by the directors due to the inability of the related party to repay the amount. During the year ended October 31, 2009, $12,013 of this bad debt was recovered.

On July 31, 2009, the Company has forgiven $7,345 which was owed by another two related parties controlled by the directors due to their inability to repay these amounts.

8.	ECONOMIC DEPENDENCE

The Company had brokered sales for a number of food retailers to earn commissions. Agreements were in place with a number of retailers, related to the Company by virtue of being controlled by directors of the Company. Of the $72,029 in brokerage fees earned in the year, all $72,029 or 100%, was from Foodfest (In 2008 - Of the $422,675 in brokerage fees earned in the year, $422,675 or 100% was from Foodfest International) which is one of the related companies. An overhead charge of $57,623 (2008 – $169,070) was recorded as payable to Foodfest for the year ended 31 October 2009 and has been applied against the amount receivable from Foodfest.

9.	INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. ASC 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effects of future changes in tax laws or rates are not anticipated.

Under ASC 740, income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

As at 31 October 2009, there were no differences between financial reporting and tax bases of assets and liabilities. The Company will have tax losses available to be applied against future years' income as a result of the losses incurred. However, due to the losses incurred in the period and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2009

9.	INCOME TAXES (continued)

The components of deferred income taxes have been determined at the combined Canadian federal and provincial statutory rate of 33% (2008 - 33.50%) as follows:

	2008	2007

Deferred income tax assets (liabilities):
Loss carryforwards	$262,749	$61,298
Valuation allowance	(262,749)	(61,298)
Deferred income taxes	$-	$-

10.	LOANS PAYABLE

In August 2008, the Company borrowed $50,000 from Marvin Silver, a shareholder of the company, to finance operations. The loan is unsecured, bears interest at an effective rate of 25% and has no maturity date.

11.	SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended 31 October 2009 the Company paid expenses as follows:

	2009	2008

income taxes	$-	$-
Interest	$1,579	$5,808

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
31 OCTOBER 2009

12.	COMMITMENTS

On 21 January 2008, the Company entered into a settlement agreement with a former shareholder of the company whereby, in exchange for the return of 10,667 shares on 31 October, 2007, the Company agreed to pay $200,000 to the former shareholder with the following terms;

1)       This amount is payable one day following a restriction period of one year from the date the Company’s common stock begins to trade publicly. The funds will be raised by issuing new common shares in a private placement. As security for this transaction, the Company has placed 3,000 shares of its common stock in Escrow with a law firm. $200,000 has been accrued for this as severance expense. The expense has been netted against amounts forgiven by the shareholder as part of the settlement.

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

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of 31 October, 2009. Based on this evaluation, our chief executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009.  The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of October 31, 2009, the Company’s internal control over financial reporting was effective for the purposes for which it is intended.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company are:

Name	Age	Position	Date Appointed

Henry Ender	58	Chief Executive Officer, Secretary, Director	September 20, 2006
Fred Farnden	61	President, Chief Financial Officer, Director	January 2, 2008

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years:

HENRY ENDER, Chief Executive Officer, Secretary and Director

Henry Ender was appointed as our President, CEO, and CFO on September 20, 2006. Mr. Ender co-founded Foodfest International 2000, Inc. (“Foodfest”) in 1977.  During the past five years, Henry has been involved in the day-to-day operations of Foodfest.  He has been responsible for developing the import/export side of the business.  Mr. Ender has developed a working relationship with supermarket buyers in Ontario, Canada.  Henry has established a network of distributors in Canada and the U.S. who facilitate the sale and delivery of products imported by Foodfest in their local regions.  Henry has been involved in direct sales, product selection and procurement, merchandising and marketing. Since inception, Henry has been providing the direction in Henya’s approach to the market and providing the necessary guidance to properly execute the company’s business plan.

FRED FARNDEN, President, Chief Financial Officer and Director

Mr. Farnden started his career in the food business in 1971 and has been involved in management and/or ownership positions with Safeway Stores Incorporated, Spetifore and Sons Ltd., Coast Labeling and Services Ltd., Coastal Water Seafoods Ltd. and Foodfest International 2000 Inc.

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

As well as representing products to buyers (selling), Henya offer a number of other services. These may include merchandising (planning promotions and keeping product on the shelf), computerized ordering and data collection services.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended 31 October, 2009.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended October 31, 2009 and 2008 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (shares) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Henry Ender CEO, Secretary, and Director	2008							60,000	60,000
	2009							15,000	15,000

Fred Farnden President, CFO and Director	2008							60,000	60,000
	2009							15,000	15,000

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

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the officers named in the Summary Compensation Table from January 1, 2009 through December 31, 2009.

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during period ending December 31, 2009, by the officers named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Employment Agreement

None.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock, owned as of January 29, 2010, by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by our directors, and (iii) by our officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common Stock	Canadian Endernational Limited 361 Connie Crescent Concord, ON L4K-5R2	14, 667	37.09%

Security Ownership of Management

Title of Class	Name and address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common Stock	Henry Ender (2) 26 Kendall St. New Haven, Connecticut 06512	14,727	37.24%

Common Stock	Fred Farnden 8563 109B Street Delta, BC V4C-4H4	14, 667	37.09%

Common Stock	All directors and officers as a group (2 persons)	29,394	74.26%

(1)	Based on 39,601 shares of our common stock outstanding.

(2)
Canadian Endernational Limited is controlled by Henry Ender and therefore Mr. Ender is deemed as the beneficial owner of the 14, 667 shares held in the name of Canadian Endernational Limited. Mr. Ender also controls Foodfest International 2000, Inc. and therefore Mr. Ender is deemed as the beneficial owner of the 50 shares held in the name of Foodfest International 2000, Inc. In addition, Mr. Ender’s wife, Yael Soglowek-Ender, personally owns 5 shares and she controls Canadian Triloon Corp. which owns 5 shares and therefore Mr. Ender is deemed to beneficially own these 10 shares. In total, Mr. Ender beneficially owns 14,727 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company received commission income totalling $72,029 for the year ended 31 October 2009 (2008 - $422,675) from related companies controlled by directors of the Company.  Included in account receivable is $0 at 31 October 2009 (2008 - $542,060) from these related companies.

Beginning in November 2006, the Company began paying rent to a company controlled by the directors of the Company on a month-by-month basis for $1,500 per month.  The Company paid rent totalling $4,500 for the year ended 31 October 2009 (2008 - $18,000).

The Company paid $57,623 (2008 – $169,070) to a related company during the year for overhead expenses incurred on behalf of the Company. This amount is from the Company’s agreement where it will pay as overhead, 80% (2008 - 40%) of its revenue to the related company. This allows the Company the use of the personnel and office equipment, including phone, fax and other office equipment as needed. However this policy has been suspended.

The Company accrued fees for the officers and directors totaling $30,000 for the year ended 31 October 2009 (2008 - $120,000).

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

On February 1, 2009, the Company has forgiven $532,432 which was owed by a related party controlled by the directors due to the inability of the related party to repay the amount. During the year ended October 31, 2009, $12,013 of this bad debt was recovered.

On July 31, 2009, the Company has forgiven $7,345 which was owed by another two related parties controlled by the directors due to their inability to repay these amounts.

We were formed on September 20, 2006 and 14,667 shares were issued to Canadian Endernational Limited, which is controlled by Henry Ender. Other than the shares issued set forth herein there have been no other transactions with our promoters.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended October 31, 2009 and October 31, 2008, we were billed $20,000 and $31,465, respectively, by our present principal accountant for professional services rendered for the annual audit and interim quarterly reviews of our financial statements.

Tax Fees

For the Company’s fiscal year ended October 31, 2009 and 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended October 31, 2009 and 2008.

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

2. Financial Statement Schedules

The Supplemental Schedule of Cashflow Information appears on page F-5 hereof.

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
3.3	Memo regarding Management Compensation (2)
14.1	Code of Ethics (3)
31.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) filed as an exhibit to the SB-2 filed with the SEC on May 7, 2007
(2) filed as an exhibit to the SB-2/a4 filed with the SEC on November 19, 2007
(3) filed as an exhibit to the Form 10-K filed with the SEC on February 13, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Henya Food Corp.
 Dated:  January 29, 2010
By:	/s/ Henry Ender
Chief Executive Officer

By:	/s/ Fred Farnden
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Henry Ender	Chief Executive Officer, Secretary and Director	January 29, 2010
Henry Ender
/s/ Fred Farnden	President, Chief Financial Officer, Principal Accounting Officer and Director	January 29, 2010
Fred Farnden