Form 10-Q
period 2010-01-31
HENYA FOOD CORP
filed 2010-03-17
CIK 1397919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 2010: 39,601 shares of common stock.

HENYA FOOD CORP

FORM 10-Q

January 31, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
Item 4T	Control and Procedures	11

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	12
Item 1A	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 4.	Submission of Matters to a Vote of Security Holders	12
Item 5.	Other Information	12
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

HENYA FOOD CORP

FORM 10-Q

January 31, 2010

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets 31 January 2010 (Unaudited) and 31 October 2009 (Audited)	2

Statements of Operations for the Three Months Ended 31 January 2010 (Unaudited), Three Months Ended 31 January 2009 (Unaudited), and for the period from incorporation, 20 September 2006 to 31 January 2010 (Unaudited)	3

Statements of Cash Flows for the Three Months Ended 31 January 2010 (Unaudited), Three Months Ended 31 January 2009 (Unaudited) and for the period from incorporation, 20 September 2006 to 31 January 2010 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5-7

HENYA FOOD CORP.
(A Development Stage Company)
BALANCE SHEETS

AS AT

	31 January 2010 (Unaudited)	31 October 2009 (Audited)
ASSETS
Current Assets
Cash	$235	$129

Total Current Assets	235	129

Total Assets	$235	$129

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$63,282	$88,044
Accrued liabilities	252,000	250,000
Loans payable	69,877	65,625
Advances from related company	42,247	-

Total Current Liabilities	427,406	403,669

Total Liabilities	427,406	403,669

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Capital stock, $0.001 par value, 110,000,000 shares authorized, 39,601 issued and outstanding (2009 – 39,601 issued and outstanding)	40	40
Additional paid-in capital	427,244	427,244
Notes receivable from stock issued	(35,450)	(34,614)
Deficit accumulated during the development stage	(819,005)	(796,210)

Total Stockholders' Deficit	(427,171)	(403,540)

Total Liabilities and Stockholders' Deficit	$235	$129

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	For the Three Months Ended 31 January 2010 (Unaudited)	For the Three Months Ended 31 January 2009 (Unaudited)	For the Period from Inception, 20 September 2006 to 31 January 2010 (Unaudited)
REVENUE
Commission income from related companies	$-	$72,029	$911,236
Interest on notes receivable from shareholders	836	440	6,756
	836	72,469	917,992
EXPENSES
Officers and directors fees	-	30,000	480,000
Rent paid to a related company	-	4,500	40,500
Interest and bank charges	5,931	3,269	50,967
Overhead paid to a related party	-	57,623	323,748
Severance expense	-	-	171,840
Bad debts on accounts receivable due from related parties	-	-	527,764
General and administrative	5,000	2,034	24,509
Professional fees	12,700	13,602	107,669
Consulting expenses paid with common stock	-	-	10,000
	23,631	111,028	1,736,997
NET LOSS	$(22,795)	$(38,559)	$(819,005)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.58)	$(0.97)	$(18.72)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	39,601	39,601

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

	For the Three Months Ended 31 January 2010 (Unaudited)	For the Three Months Ended 31 January 2009 (Unaudited)	For the Period from Inception, 20 September 2006 to 31 January 2010 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(22,795)	$(38,559)	$(819,005)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Issuance of common stock for services	-	-	10,000
Forgiveness of debt owed to officers	-	-	337,600
Interest on notes receivable from stock issued	(836)	(440)	(6,116)
Interest accrued on loans payable	4,252	3,125	39,877
Changes in operating assets and liabilities:
Accounts receivable due from related parties	-	(2,333)	-
Accounts payable	(24,762)	8,063	63,282
Advances from related company	42,247	-	42,247
Accrued liabilities	2,000	30,000	252,000

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	106	(144)	(80,115)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	-	-	80,000
Proceeds from common stock issued	-	-	150,350
Deferred offering costs	-	-	(150,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	106	-	80,350

NET INCREASE (DECREASE) IN CASH	106	(144)	235

CASH, BEGINNING OF PERIOD	129	254	-

CASH, END OF PERIOD	$235	$110	$235

The accompanying notes are an integral part to these financial statements.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JANUARY 2010

1.  NATURE OF OPERATIONS

Henya Food Corp. ("the Company") was incorporated on 20 September 2006 in the State of Delaware. The Company previously acted as a sales representative to broker kosher, natural and organic food products to retailers and distributors throughout Canada and to kosher retailers and distributors in the United States, Israel, Europe and Australia.

On 1 February 2009, the Company effectively became inactive, after having cancelled all operational agreements with its customers.

2.  BASIS OF PRESENTATION

The Company has earned limited revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Entity" as set forth in Accounting Standards Codification No. 915 Development Stage Entities (ASC 915). Among the disclosures required by ASC 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 31 January 2010 are not necessarily indicative of the results that may be expected for the year ending 31 October 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended 31 October 2009.

3.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception in the amount of $819,005 and has used cash flows from operations since inception in the amount of $80,115 that raise substantial doubt as to its ability to continue as a going concern.

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

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JANUARY 2010

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update 2010-06, or ASU No. 10-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU No. 10-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU No. 10-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after 15 June 2010. Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

5.  RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the three months ended 31 January 2010, the Company received $Nil commission income from related companies controlled by directors (three months ended 31 January 2009 - $72,029).

During the three months ended 31 January 2010, the Company accrued $Nil in fees for the officers and directors (three months ended 31 January 2009 - $30,000) which is included in accrued liabilities.

During the three months ended 31 January 2010, the Company paid $Nil rent to a company controlled by the directors of the Company (three months ended 31 January 2009 - $4,500).

During the three months ended 31 January 2010, the Company paid $Nil (three months ended 31 January 2009 - $57,623) for overhead expenses incurred by related parties on behalf of the Company.

The Company had an agreement where it will pay as overhead, 80% of its revenue to the related company. This allows the Company the use of the offices, including phone, fax and other office equipment as needed. Effective 1 February, 2009 the company controlled by the directors, with the consent of the Company, have discontinued the agreement they previously entered into.

During the three months ended 31 January 2010, various payments totaling $42,247 were made on the Company’s behalf by a company controlled by the directors. These amounts are considered to be a loan to Henya which is unsecured, non-interest bearing, and has no specified terms of repayment.

HENYA FOOD CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JANUARY 2009

6.  LOAN PAYABLE

In August 2008, the Company borrowed $50,000 from Marvin Silver, a shareholder of the company, to finance operations. The loan is unsecured, bears interest at an effective rate of 25% and matures in one year (August 2009). In August 2009, this loan payable of $62,500 was renewed for another year with the same terms of 25% interest due in one year.

7.  COMMITMENTS

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

8.  SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended 31 January 2010 the Company paid expenses as follows:

	2010	2009
Income taxes	$-	$-
Interest	$1,536	$-

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JANUARY 31, 2010 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2009

The following table presents the results of operations for the three months ended January 31, 2010 as compared to the three months ended January 31, 2009. The discussion following the table is based on these results.

	For the Three Months Ended January 31, 2010 (Unaudited)	For the Three Months Ended January 31, 2009 (Unaudited)
REVENUE
Commission income from related companies	$-	$72,029
Interest on notes receivable from shareholders	836	440
	836	72,469
EXPENSES
Officers and directors fees	-	30,000
Rent paid to a related company	-	4,500
Interest and bank charges	5,931	3,269
Overhead paid to a related party	-	57,623
General and administrative	5,000	2,034
Professional fees	12,700	13,602
	23,631	111,028
NET LOSS	$(22,795)	$(38,559)

LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.58)	$(0.97)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	39,601	39,601

Total Revenues

We had revenues of $836 for the three months ended January 31, 2010 and $77,469 for the three months ended January 31, 2009.   The decrease was primarily due to the current economic conditions where it became necessary to cancel our commission agreements with related third parties prior to the three months ended January 31, 2010 whereas we previously had agreements to charge commissions during the three months ended January 31, 2009.

Expenses

Total expenses for the three months ended January 31, 2010 were $23,631 as compared to $111,028 for the period ended January 31, 2009. The decrease in expenses was due primarily to the cancellation of management fee and overhead expense agreements which amounted to $30,000 in management fees and $57,623 in overhead paid to a related party for the three months ended January 31, 2009.

Net (Loss) Earnings

Net losses were $22,795 for the three months ended January 31, 2010, compared to $38,559 for the period ended January 31, 2009.

Plan of Operations

Second Quarter 2010

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

Third Quarter 2010

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

Fourth Quarter 2010

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

First Quarter 2011

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

Capital Resources and Liquidity

As of 31 January 2010, we had a working capital deficit of approximately $427,171. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the viability of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

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

The company has budgeted $30,000 for expenses to attend trade shows in North America, Europe and Israel to source new products and meet new principals in order to facilitate the expansion of the Company’s core business.  The Company has also allocated $20,000 for web development to promote its services in addition to an allowance for entertainment costs associated with new client development.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended 31 January, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of 31 January, 2010.

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

Signature	Title	Date

/s/ Henry Ender	Chief Executive Officer	17 March, 2010
Henry Ender

/s/ Fred Farnden	Chief Financial Officer	17 March, 2010
Fred Farnden