Form 10-Q
period 2010-04-30
FOODFEST INTERNATIONAL 2000 INC.
filed 2010-06-21
CIK 1397919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

FOODFEST INTERNATIONAL 2000 INC.
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
HENYA FOOD CORP.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of June 21, 2010: 3,950,809 shares of common stock.

FOODFEST INTERNATIONAL 2000 INC.
(Formerly HENYA FOOD CORP.)

FORM 10-Q

April 30, 2010

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets as at 30 April 2010 (Unaudited) and 31 October 2009 (Audited)	F-2

Statements of Operations for the Six Months Ended 30 April 2010 (Unaudited), Six Months Ended 30 April 2009 (Unaudited), Three Months Ended 30 April 2010 (Unaudited), Three Months Ended 30 April 2009 (Unaudited) and for the period from inception, 20 September 2006 to 30 April 2010 (Unaudited)
F-3 -F-4

Statements of Cash Flows for the Six Months Ended 30 April 2010 (Unaudited), Six Months Ended 30 April 2009 (Unaudited) and for the period from inception, 20 September 2006 to 30 April 2010 (Unaudited)
F-5

Notes to Financial Statements (Unaudited)	F-6-F-8

FOODFEST INTERNATIONAL 2000 INC.
(Formerly HENYA FOOD CORP.)
(A Development Stage Company)
BALANCE SHEETS

AS AT

	30 April 2010 (Unaudited)	31 October 2009 (Audited)
ASSETS
Current Assets
Cash	$597	$129

Total Current Assets	597	129

Total Assets	$597	$129

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$68,464	$88,044
Accrued liabilities	250,000	250,000
Loans payable	73,886	65,625
Advances from related party	49,272	-

Total Current Liabilities	441,622	403,669

Total Liabilities	441,622	403,669

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding
Capital stock, $0.001 par value, 110,000,000 shares authorized, 3,950,809 issued and outstanding (2009 – 39,601)	3,951	40
Additional paid-in capital	618,894	427,244
Notes receivable from stock issued	(46,761)	(34,614)
Deferred stock based compensation	(122,917)
Deficit accumulated during the development stage	(894,192)	(796,210)

Total Stockholders' Deficit	(441,025)	(403,250)

Total Liabilities and Stockholders' Deficit	$597	$129

The accompanying notes are an integral part to these financial statements.

FOODFEST INTERNATIONAL 2000 INC.
(Formerly HENYA FOOD CORP.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	For the Six Months Ended 30 April 2010 (Unaudited)	For the Six Months Ended 30 April 2009 (Unaudited)
REVENUE
Commission income from related companies	$-	$72,029
Interest on notes receivable from shareholders	1,356	880
	1,356	72,909
EXPENSES
Officers and directors fees	-	30,000
Rent paid to a related company	-	4,500
Interest and bank charges	10,110	8,162
Overhead paid to a related party	-	57,623
General and administrative	6,494	4,146
Professional fees	20,881	16,102
Stock-based compensation	2,083	-
Consulting	59,770	-
Bad debts on accounts receivable due from related parties	-	532,432
	99,338	652,965
NET EARNINGS (LOSS)	$(97,982)	$(580,056)

EARNINGS (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.17)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	579,604	39,601

The accompanying notes are an integral part to these financial statements.

FOODFEST INTERNATIONAL 2000 INC.
(Formerly HENYA FOOD CORP.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	For the Three Months Ended 30 April 2010 (Unaudited)	For the Three Months Ended 30 April 2009 (Unaudited)	For the Period from Inception, 20 September 2006 to 30 April 2010 (Unaudited)
REVENUE
Commission income from related companies	$-	$-	$911,236
Interest on notes receivable from shareholders	520	440	7,276
	520	440	918,512
EXPENSES
Officers and directors fees	-	-	480,000
Rent paid to a related company	-	-	40,500
Interest and bank charges	4,179	4,893	55,146
Overhead paid to a related party	-	-	323,748
Severance expense	-	-	171,840
General and administrative	1,494	2,112	26,003
Professional fees	8,181	2,500	115,850
Stock-based compensation	2,083	-	2,083
Consulting	59,770	-	69,770
Bad debts on accounts receivable due from related parties	-	532,432	527,764
	75,707	541,937	1,812,704
NET EARNINGS (LOSS)	$(75,187)	$(541,497)	$(894,192)

EARNINGS (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.07)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,138,255	39,601

The accompanying notes are an integral part to these financial statements.

FOODFEST INTERNATIONAL 2000 INC.
(Formerly HENYA FOOD CORP.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

	For the Six Months Ended 30 April 2009 (Unaudited)	For the Six Months Ended 30 April 2008 (Unaudited)	For the Period from Inception, 20 September 2006 to 30 April 2009 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(97,982)	$(580,056)	$(894,192)
Adjustment to reconcile net earnings to net cash used in operating activities
Issuance of common stock for services	61,853	-	71,853
Officers accrued fees forgiven	-	230,000	337,600
Interest on notes receivable from stock issued	(1,356)	(880)	(6,636)
Interest accrued on loans payable	8,262	6,250	43,886
Changes in operating assets and liabilities:
Accounts receivable due from related parties	-	534,716	-
Accounts payable	(19,580)	9,888	68,464
Accrued liabilities	-	(200,000)	250,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(48,804)	(82)	(129,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	-	-	30,000
Proceeds from common stock issued	136,986	-	216,670
Advances from related party	49,272	-	49,272
Deferred offering costs	(122,917)	-	(122,917)
Notes receivable	(10,791)	-	(40,125)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	49,272	-	129,622

NET INCREASE (DECREASE) IN CASH	468	(82)	597

CASH, BEGINNING OF PERIOD	129	254	-

CASH, END OF PERIOD	$597	$172	$597

The accompanying notes are an integral part to these financial statements.

FOODFEST INTERNATIONAL 2000 INC.
(Formerly HENYA FOOD CORP.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
30 APRIL 2010

1.  NATURE OF OPERATIONS

Foodfest International 2000 Inc. ("the Company") was incorporated on 20 September 2006 in the State of Delaware, under the name Henya Food Corp. The Company previously acted as a sales representative to broker kosher, natural and organic food products to retailers and distributors throughout Canada and to kosher retailers and distributors in the United States, Israel, Europe and Australia.

On 1 February 2009, the Company effectively became inactive, after having cancelled all operational agreements with its customers.

On 19 February 2010, the Company amended its articles of incorporation to change its name to Foodfest International 2000 Inc.

2.  BASIS OF PRESENTATION

The Company has earned limited revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Entity" as set forth in Accounting Standards Codification (“ASC”) No. 915 Development Stage Entities. Among the disclosures required by ASC No. 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 30 April 2010 are not necessarily indicative of the results that may be expected for the year ending 31 October 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 October 2009.

3.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception in the amount of $894,192 and has used cash flows from operations since inception in the amount of $129,025 that raise substantial doubt as to its ability to continue as a going concern.

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

FOODFEST INTERNATIONAL 2000 INC.
(Formerly HENYA FOOD CORP.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
30 APRIL 2010

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition - Milestone Method (Topic 605). ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The Company can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone was achieved only if the milestone meets all criteria to be considered substantive. The amendments in ASU No. 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after 15 June 2010. Early adoption is permitted. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

In April 2010, the FASB issued ASU No. 2010-13, Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. ASU No. 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning on or after 15 December 2010. Earlier application is permitted. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU No. 2010-06 is effective for interim and annual periods beginning after 15 December 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after 15 December 2010. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after 15 June 2010. Early adoption is permitted. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

5.  CAPITAL STOCK

In April 2009, the Company performed a reverse-split of its common stock of 1000:1, after which the total outstanding common stock of the Company was 39,601. All references to a number of shares are stated on a post-split basis.

In April 2010, the Company issued  12,000, 70,000 and 150,000 shares of common stock at $0.05 per share for various consulting, legal and accounting services rendered, respectively. The stock issued for these services were valued at the fair market value of the services received by the Company, and are reported in the Statement of Operations under consulting and professional fees, respectively.

In April 2010, the Company issued 2,500,000 shares of common stock at $0.05 per share to officers and directors of the Company for one year of management services from the date of issuance. The stock issued for these services were valued at the fair market value of the services to be received by the Company, and are reported as deferred stock based compensation in the Balance Sheet. One month of deferred stock based compensation has been expensed in the Statement of Operations under stock based compensation.

In April 2010, the Company issued 215,180 shares of common stock at $0.05 per share to various individuals, and has been recorded as subscription receivables.

FOODFEST INTERNATIONAL 2000 INC.
(Formerly HENYA FOOD CORP.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
30 APRIL 2010

6.  RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the six months ended 30 April 2010, the Company received commission income from related companies controlled by directors totaling $Nil (six months ended 30 April 2009 - $72,029).

During the six months ended 30 April 2010, the Company accrued fees for the officers and directors totaling $Nil (six months ended 30 April 2009 - $30,000) which is included in accrued liabilities.

During the six months ended 30 April 2010, the Company paid rent to a company controlled by the directors of the Company totalling $Nil (six months ended 30 April 2009 - $4,500).

During the six months ended 30 April 2010, the Company paid $Nil (six months ended 30 April 2009 - $110,055) for overhead expenses incurred on behalf of the Company.

The Company had an agreement where it paid as overhead, 80% of its revenue to the related company. This fee allowed the Company the use of the offices, including phone, fax and other office equipment as needed. Effective 1 February 2009, the company controlled by the directors, with the consent of the Company, have discontinued the agreement they previously entered into.

During the six months ended 30 April 2010, various payments totalling $49,272 were made on the Company’s behalf by a company controlled by the directors. These amounts are considered to be a loan to the Company which is unsecured, non-interest bearing, and is due on demand.

7.  LOAN PAYABLE

In August 2008, the Company borrowed $50,000 from Marvin Silver, a shareholder of the company, to finance operations. The loan is unsecured, bears interest at an effective rate of 25% per annum and was initially set to mature one year from the grant date. In August 2009, this loan payable of $62,500 was renewed for another year under the same terms.

8.  COMMITMENTS

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED APRIL 30, 2010 COMPARED TO THE SIX MONTHS ENDED APRIL 30, 2009

The following table presents the results of operations for the six months ended April 30, 2010 as compared to the six months ended April 30, 2009. The discussion following the table is based on these results.

	For the Six Months Ended 30 April 2010 (Unaudited)	For the Six Months Ended 30 April 2009 (Unaudited)
REVENUE
Commission income from related companies	$-	$72,029
Interest on notes receivable from shareholders	1,356	880
	1,356	72,909
EXPENSES
Officers and directors fees	-	30,000
Rent paid to a related company	-	4,500
Interest and bank charges	10,110	8,162
Overhead paid to a related party	-	57,623
General and administrative	6,494	4,146
Professional fees	20,881	16,102
Stock-based compensation	2,083	-
Consulting	59,770	-
Bad debts on accounts receivable due from related parties	-	532,432
	99,338	652,965
NET EARNINGS (LOSS)	$(97,982)	$(580,056)

EARNINGS (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.17)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	579,604	39,601

Total Revenues

We had $1,356 revenue for the six months ended April 30, 2010 and $72,909 for the six months ended April 30, 2009.   The decrease was primarily due to the current economic conditions where it became necessary to cancel our commission agreements with related third parties prior to the six months ended April 30, 2010 whereas we previously had agreements to charge commissions during the six months ended April 30, 2009.

Expenses

Total expenses for the six months ended April 30, 2010 were $99,338 as compared to $652,965 for the period ended April 30, 2009. The decrease in expenses was due primarily to the cancellation of management fees, overhead expense agreements and the bad debts on accounts receivable due from related parties in 2009.

Net (Loss) Earnings

Net losses were $97,982 for the six months ended April 30, 2010, compared to $580,056 for the period ended April 30, 2009.

Plan of Operations

Third Quarter 2010

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

Fourth Quarter 2010

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

First Quarter 2011

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

Second Quarter 2011

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

Capital Resources and Liquidity

As of April 30, 2010, we had a working capital deficit of approximately $318,108. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the viability of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of April 30, 2010.

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

Item 1A. Risk Factors

The Company’s risk factors are presented in our 10-K annual report for the year ending October 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed & Reserved).

Item 5. Other Information.

None

Item 6. Exhibits.

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

Signature	Title	Date

/s/ Henry Ender	Chief Executive Officer	June 21, 2010
Henry Ender

/s/ Fred Farnden	Chief Financial Officer	June 21, 2010
Fred Farnden