Form 10-Q
period 2010-07-31
FOODFEST INTERNATIONAL 2000 INC.
filed 2010-09-14
CIK 1397919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 14, 2010: 3,950,809 shares of common stock.

FOODFEST INTERNATIONAL 2000 INC.

FORM 10-Q

July 31, 2010

INDEX

INDEX TO FINANCIAL STATEMENTS

Page

Balance Sheets 31 July 2010 (Unaudited) and 31 October 2009 (Audited)	F-2

Statements of Operations for the Nine Months Ended 31 July 2010 (Unaudited), Nine Months Ended 31 July 2009 (Unaudited), Three Months Ended 31 July 2010 (Unaudited), Three Months Ended 31 July 2009 (Unaudited) and for the period from incorporation, 20 September 2006 to 31 July 2010 (Unaudited)
F-3 - F-4

Statements of Cash Flows for the Nine Months Ended 31 July 2010 (Unaudited), Nine Months Ended 31 July 2009 (Unaudited) and for the period from incorporation, 20 September 2006 to 31 July 2010 (Unaudited)
F-5

Notes to Financial Statements (Unaudited)	F-6-F-9

FOODFEST INTERNATIONAL 2000 INC.
(A Development Stage Company)
BALANCE SHEETS
Unaudited

AS AT

	31 July 2010 (Unaudited)	31 October 2009 (Audited)
ASSETS
Current Assets
Cash	$450	$129
	-	-

Total Current Assets	450	129

Total Assets	$450	$129

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$58,506	$88,044
Accrued liabilities	250,000	250,000
Loans payable	78,125	65,625
Advances from related party	152,574	-
Total Current Liabilities	539,205	403,669

Total Liabilities	539,205	403,669

Stockholders' Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Capital stock, $0.001 par value, 110,000,000 shares authorized, 3,950,809 issued and outstanding (2009 – 39,601)	3,951	40
Additional paid-in capital	618,894	427,244
Notes receivable from stock issued	(47,289)	(34,614)
Deferred stock based compensation	(83,333)
Deficit accumulated during the development stage	(1,030,978)	(796,210)

Total Stockholders' Equity (Deficit)	(538,755)	(403,540)

Total Liabilities and Stockholders' Equity (Deficit)	$450	$129

The accompanying notes are an integral part to these financial statements.

FOODFEST INTERNATIONAL 2000 INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	For the Nine Months Ended 31 July 2010 (Unaudited)	For the Nine Months Ended 31 July 2009 (Unaudited)
REVENUE
Commission income from related companies	$-	$72,029
Commission income	-	-
Interest on notes receivable from shareholders	1,884	440
	1,884	72,469
EXPENSES
Officers and directors fees	-	30,000
Interest and bank charges	14,496	11,431
Overhead paid to a related party	-	105,792
General and administrative	7,639	-
Professional fees	104,081	-
Stock based compensation	41,667	6,792
Consulting	68,770	27,977
Bad debts on accounts receivable due from related parties	-	-
	236,653	186,492
NET EARNINGS (LOSS)	$(234,769)	$(114,023)

EARNINGS (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.14)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,708,601	39,601

The accompanying notes are an integral part to these financial statements.

FOODFEST INTERNATIONAL 2000 INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
Unaudited

	For the Three Months Ended 31 July 2010 (Unaudited)	For the Three Months Ended 31 July 2009 (Unaudited)	For the Period from Inception, 20 September 2006 to 31 July 2010 (Unaudited)
REVENUE
Commission income from related companies	$-	$-	$911,236
Interest on notes receivable from shareholders	528	-	7,804
	528	-	919,040
EXPENSES
Officers and directors fees	-	-	480,000
Rent paid to a related company	-	-	40,500
Interest and bank charges	4,386	3,269	59,532
Overhead paid to a related party	-	(4,263)	323,748
Severance expense	-	-	171,840
General and administrative	1,145	2,646	27,148
Professional fees	83,200	11,875	199,050
Stock based compensation	39,584	-	41,667
Consulting	9,000	-	78,770
Bad debts on accounts receivable due from related parties	-	-	527,764
	137,315	13,527	1,950,019
NET EARNINGS (LOSS)	$(136,787)	$(13,527)	$(1,030,979)

EARNINGS (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.03)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	3,950,809	39,601

The accompanying notes are an integral part to these financial statements.

FOODFEST INTERNATIONAL 2000 INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
Unaudited

	For the Nine Months Ended 31 July 2010 (Unaudited)	For the Nine Months Ended 31 July 2009 (Unaudited)	For the Period from Inception, 20 September 2006 to 31 July 2010 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$(234,769)	$(114,023)	$(1,030,978)
Adjustment to reconcile net earnings to net cash used in operating activities
Issuance of common stock for services	101,437	-	111,437
Officers accrued fees forgiven	-	-	337,600
Interest on notes receivable from stock issued	(1,884)	(4,40)	(7,164)
Interest accrued on loans payable	12,501	-	48,125
Changes in operating assets and liabilities:
Accounts receivable due from related parties	-	534,717	-
Accounts payable	(31,538)	20,145	58,506
Accrued liabilities	-	(450,000)	250,000
Prepaid and sundry assets	-	-	-

CASH FLOWS USED IN OPERATING ACTIVITIES	(154,253)	(9,601)	(234,474)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans payable	-	9,375	30,000
Proceeds from common stock issued	96,124	-	175,808
Advances from related party	152,574	-	152,574
Deferred offering costs	(83,333)	-	(83,333)
Notes receivable	(10,791)	-	(40,125)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	154,574	9,375	234,924

NET INCREASE(DECREASE) IN CASH	321	(226)	450

CASH, BEGINNING OF PERIOD	129	254	-

CASH, END OF PERIOD	$450	$28	$450

The accompanying notes are an integral part to these financial statements.

FOODFEST INTERNATIONAL 2000 INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JULY 2010

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

2.  BASIS OF PRESENTATION

The Company has earned limited revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Entity" as set forth in Accounting Standards Codification (“ASC”) No. 915, Development Stage Entities. Among the disclosures required by ASC No. 915 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended 31 July 2010 are not necessarily indicative of the results that may be expected for the year ending 31 October 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended 31 October 2010.

3.  GOING CONCERN

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced losses from operations since inception in the amount of $991,395 and has used cash flows from operations since inception in the amount of $232,474 that raise substantial doubt as to its ability to continue as a going concern.

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

FOODFEST INTERNATIONAL 2000 INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JULY 2010

4.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition – Milestone Method (Topic 605. ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research and development transactions. The amendments provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The Company can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone was achieved only if the milestone meets all criteria to be considered substantive. The amendments in ASU No. 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after 15 June 2010. Early adoption is permitted. The Company does not expect the adoption of this statement to have a material impact on the financial statements.

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

FOODFEST INTERNATIONAL 2000 INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JULY 2010

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

In April 2010, the Company issued 215,180 shares of common stock at $0.05 per share to various individuals, and has been recorded as subscription receivable.

6.  RELATED PARTY TRANSACTIONS

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the nine months ended 31 July 2010, the Company accrued fees for the officers and directors totaling $nil (nine months ended 31 July 2009 - $30,000).

During the nine months ended 31 July 2010, the Company paid $nil (nine months ended 31 July 2009 - $105,792) for overhead expenses incurred on behalf of the Company.

The Company had an agreement where it paid as overhead, 80% of its revenue to the related company. This fee allowed the Company the use of the offices, including phone, fax and other office equipment as needed. Effective 1 February 2009, the company controlled by the directors, with the consent of the Company, has discontinued the agreement they previously entered into.

During the nine months ended 31 July 2010, various payments totaling $152,574 were made on the Company’s behalf by a company controlled by the directors. These amounts are considered to be a loan to the Company which is unsecured, non-interest bearing, and due on demand.

7.  LOAN PAYABLE

In August 2008, the Company borrowed $50,000 from Marvin Silver, a shareholder of the company, to finance operations. The loan is unsecured, bears interest at an effective rate of 25% per annum and was initially set to mature one year from the grant date. In August 2009, this loan payable of $62,500 was renewed for another year under the same terms.

FOODFEST INTERNATIONAL 2000 INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Unaudited
31 JULY 2010

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED 31 JULY 2010 COMPARED TO THE NINE MONTHS ENDED 31 JULY 2009

The following table presents the results of operations for the nine months ended 31 July 2010 as compared to the nine months ended 31 July 2009. The discussion following the table is based on these results.

	For the Nine Months Ended 31 July 2010 (Unaudited)	For the Nine Months Ended 31 July 2009 (Unaudited)
REVENUE
Commission income from related companies	$-	$72,029
Interest on notes receivable from shareholders	1,884	440
	1,884	362,090
EXPENSES
Officers and directors fees	-	30,000
Interest and bank charges	14,496	11,431
Overhead paid to a related party	-	105,792
General and administrative	7,639	-
Professional fees	104,081
Stock based compensation	41,667	6,792
Consulting	68,770	27,977
Bad debts on accounts receivable due from related parties	-	-
	236,653	186,492
NET EARNINGS (LOSS)	$(234,769)	$(114,023)

EARNINGS (LOSS) PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.14)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	1,708,601	39,601

Total Revenues

We had $1,884 revenue for the nine months ended 31 July 2010 and $72,469 for the nine months ended 31 July 2009.   The decrease was primarily due to the current economic conditions where it became necessary to cancel our commission agreements with related third parties prior to the nine months ended 31 July 2010 whereas we previously had agreements to charge commissions during the nine months ended 31 July 2009.

Expenses

Total expenses for the nine months ended 31 July 2010 were $236,653 as compared to $186,492 for the period ended 31 July 2009. The increase in expenses was due to professional fees incurred whereas overhead and management fees accounted for the expenses in 2009.

Net (Loss) Earnings

Net losses were $234,769 for the nine months ended 31 July 2010, compared to $114,023 for the period ended 31 July 2009.

Plan of Operations

Fourth Quarter 2010

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

First Quarter 2011

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

Second Quarter 2011

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

Third Quarter 2011

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

Capital Resources and Liquidity

As of 31 July, 2010, we had working capital deficit of $538,756. It is the intent of management and significant stockholders, if necessary, to provide sufficient working capital necessary to support and preserve the viability of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

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

Item 4T.  Controls and Procedures

(a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended 31 July, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of 31 July, 2010.

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

(c)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved)

None.

Item 5. Other Information.

None

Item 6. Exhibits

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

Signature	Title	Date

/s/ Henry Ender	Chief Executive Officer	14 September, 2010
Henry Ender

/s/ Fred Farnden	Chief Financial Officer	14 September, 2010
Fred Farnden