Form 10-Q
period 2010-12-31
FOODFEST INTERNATIONAL 2000 INC.
filed 2011-02-22
CIK 1397919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

FOODFEST INTERNATIONAL 2000 INC.
(Exact name of registrant as specified in Charter)

Delaware	333-142658	74-3191757
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

361 CONNIE CRESENT
CONCORD, ONTARIO, CANADA, L4K 5R2
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  February 22, 2011: 52,350,809 shares of common stock.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARY

Quarterly Report on Form 10-Q for the

Quarterly Period Ended December 31, 2010

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARY
 CONSOLIDATED BALANCE SHEETS
AS OF 31 DECEMBER 2010 AND 30 JUNE 2010
(Expressed in United States Dollars)
(Unaudited)

	31 December 2010	30 June 2010

ASSETS
Current Assets
Accounts receivable, less allowance of $160,526 (30 June 2010 - $151,601)	$1,540,088	$1,606,855
Inventory	2,359,737	1,418,891
Prepaid and sundry assets	5,684	93,185
Taxes recoverable	-	205
Advances to related parties	-	197,610
Total Current Assets	3,905,509	3,316,746
Long Term Assets
Property and equipment, net	376,262	331,400
Deferred income taxes	5,647	39,484
Total Long Term Assets	381,909	370,884
Total Assets	$4,287,418	$3,687,630

The accompanying notes are an integral part of these financial statements.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF 31 DECEMBER 2010 AND 30 JUNE 2010
(Expressed in United States Dollars)
(Unaudited)

	31 December 2010	30 June 2010
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness	$1,100,511	$1,059,948
Accounts payable and accrued liabilities	2,711,881	1,930,241
Income taxes payable	34,704	-
Loans payable	91,769	109,126
Long term debt - current portion	62,931	61,008
Obligations under capital lease - current portion	64,217	63,850
Total Current Liabilities	4,066,013	3,224,173
Long Term Liabilities
Long term debt	106,697	45,533
Obligations under capital lease	51,893	83,021
Advances from stockholders	39,945	35,949
Advances from related parties	1,392,030	1,621,955
Total Long Term Liabilities	1,590,565	1,786,458

Commitments

Stockholders' Deficit
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued and outstanding (30 June 2010 - none issued and outstanding)	-	-
Common stock - $0.001 par value, 110,000,000 shares authorized, 52,350,809 issued and outstanding (30 June 2010 - 3,950,809 issued and outstanding)	52,351	3,951
Additional paid-in capital	601,298	649,698
Deferred stock-based compensation	(31,250)	(93,750)
Accumulated other comprehensive loss	(268,533)	(214,341)
Accumulated deficit	(1,723,026)	(1,668,559)
Total Stockholders' Deficit	(1,369,160)	(1,323,001)
Total Liabilities and Stockholders' Deficit	$4,287,418	$3,687,630

The accompanying notes are an integral part of these financial statements.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED 31 DECEMBER
(Expressed in United States Dollars)
(Unaudited)

	2010	2009
SALES	$3,644,914	$2,999,049
COST OF GOODS SOLD	2,874,398	2,360,536
GROSS PROFIT	770,516	638,513
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and wages	199,069	145,683
Management fees	124,245	-
Travel	122,011	109,987
Professional fees	109,457	60,042
Interest and bank charges	98,512	44,704
Rent and occupancy costs	76,675	78,696
Office and general	48,214	36,590
Advertising and promotion	46,540	54,002
Utilities	23,532	19,588
Insurance	18,844	10,858
Telecommunications	17,949	20,229
Meals and entertainment	13,525	15,391
Repairs and maintenance	13,202	11,854
Bad debts	5,404	8,538
Depreciation	30,662	17,210
TOTAL EXPENSES	947,841	633,316
(LOSS) INCOME BEFORE TAXES	(177,325)	5,197
Current income taxes	20,634	-
Deferred income taxes	35,424	-
NET (LOSS) INCOME	$(233,833)	$5,197
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	(18,318)	(15,519)
Unrealized gain on foreign exchange	27,234	-
COMPREHENSIVE LOSS	(224,917)	(10,322)
(LOSS) EARNINGS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.02)	$0.13
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	8,642,351	39,601

The accompanying notes are an integral part of these financial statements.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
FOR THE SIX MONTHS ENDED 31 DECEMBER
(Expressed in United States Dollars)
(Unaudited)

	2010	2009
SALES	$7,390,078	$6,064,311
COST OF GOODS SOLD	5,620,647	4,836,463
GROSS PROFIT	1,769,431	1,227,848
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Salaries and wages	428,690	349,310
Management fees	246,866	41,599
Travel	245,366	212,702
Rent and occupancy costs	153,001	149,066
Interest and bank charges	151,176	73,571
Professional fees	132,280	115,721
Office and general	96,194	65,108
Advertising and promotion	74,590	111,737
Utilities	49,444	36,557
Insurance	40,432	28,671
Telecommunications	35,378	36,599
Meals and entertainment	25,064	27,063
Repairs and maintenance	21,371	24,661
Bad debts	5,404	8,538
Depreciation	49,010	33,793
TOTAL EXPENSES	1,754,266	1,314,696
INCOME (LOSS) BEFORE TAXES	15,165	(86,848)
Current income tax expense	34,208	-
Deferred income tax expense	35,424	79
NET LOSS	$(54,467)	$(86,927)
OTHER COMPREHENSIVE LOSS
Foreign currency translation	(45,996)	(91,894)
Unrealized (loss) gain on foreign exchange	(8,186)	38,339
COMPREHENSIVE LOSS	(108,649)	(140,482)
LOSS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$(2.19)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	6,296,430	39,601

The accompanying notes are an integral part of these financial statements.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
FOR THE SIX MONTHS ENDED 31 DECEMBER
(Expressed in United States Dollars)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(54,467)	$(86,927)
Items not requiring an outlay of cash:
Depreciation	49,010	33,793
Stock-based compensation	62,500	-
Changes in non-cash working capital:
Accounts receivable	158,073	(206,507)
Inventory	(839,813)	(109,244)
Prepaid and sundry assets	91,089	-
Accounts payable and accrued liabilities	656,275	223,624
Income taxes payable	69,631	(6,771)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	192,298	(152,032)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank indebtedness	(21,375)	(193,693)
Repayment of loan payable	(16,203)	278
Proceeds from (repayment of) long-term debt	55,656	(41,338)
Advances (to) from related parties	(97,931)	404,705
Obligations under capital lease	(38,603)	-
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(118,456)	169,952
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(73,842)	(17,920)
CASH USED IN INVESTING ACTIVITIES	(73,842)	(17,920)
NET CHANGE IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$84,751	$47,474
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED 31 DECEMBER 2010
(Expressed in United States Dollars)
(Unaudited)

1.	NATURE OF OPERATIONS

Foodfest International 2000 Inc. and Subsidiary (the “Company” or “Foodfest USA”) was incorporated on 20 September 2006 in the State of Delaware, under the name Henya Food Corp.

On 20 December 2010, pursuant to a share exchange agreement (the “Share Exchange Agreement”), the Company completed the acquisition of all the issued and outstanding shares of Foodfest International 2000 Inc. (“Foodfest Canada”), a private company incorporated under the laws of the Province of Ontario, Canada.

The acquisition of Foodfest Canada is accounted for under the purchase method as a reorganization of entities under common control, as both companies were managed by the same individuals prior to the transaction. The results are similar to a pooling of interests whereby the assets and liabilities were transferred at historical cost. The outstanding common stock of Foodfest USA is accounted for at its net book value and no goodwill was recognized.

Foodfest Canada has been operating since 25 June 1987 and is in the business of importing, marketing, and distributing kosher, vegetarian, and organic food products to grocery stores in Canada and the United States.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended 31 December 2010 are not necessarily indicative of the results that may be expected for the year ending 30 June 2011.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of these consolidated financial statements.

Revenue Recognition

Revenue is recognized once products are delivered to the customer and the transfer of ownership risks and benefits inherent to the property occurs. Revenue is recognized if persuasive evidence of an agreement exists, the sales price is fixed or determinable, and collectability is reasonably assured.

We promote our products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, co-operative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with ASC 605-50-45, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by the Company, including promotional sales allowances, co-operative advertising and product introductory expenditures have been deducted from revenue.

Inventory

Inventory is comprised of finished goods that the Company intends to resell to its customers. It is valued at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Import cost components include customs duties and charges for freight and handling.

Trade receivables

The Company's accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectability. Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible. As at 31 December 2010 and 30 June 2010, the allowance for doubtful accounts was assessed as $160,526 and $151,601, respectively.

Cost of Products Sold

Included in cost of sales are cost of purchases (FOB cost) and cost associated with the import of the products. Import cost components are customs entry fees levied by the country of import and the freight and handling cost to unload containers.

Income Taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification ("ASC") No. 740 Income Taxes which prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates.  The effects of future changes in tax laws or rates are not anticipated.

Under ASC No. 740 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the consolidated financial statements than for tax purposes.

Co-operative Advertising Allowances

The Company is granted advertising allowances from its suppliers in exchange for promoting the supplier's products. In accordance with ASC No. 605-50 Revenue Recognition for Customer Payments and Incentives, the consideration received from these suppliers is accounted for as a reduction of the costs of promoting the vendor's products.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from these estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC No. 260 Earnings Per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the three and six months ended 31 December 2010.

Foreign Currency Translation

Management has determined that the functional currency of Foodfest USA is the United States dollar and the functional currency of Foodfest Canada is the Canadian dollar. The accounts of Foodfest Canada have been translated into U.S. dollars in accordance with the provisions of ASC No. 830 Foreign Currency Matters. Certain assets of Foodfest Canada are denominated in United States dollars. In accordance with the provisions of ASC No. 830, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant years. Adjustments resulting from the translation of the financial statements from their functional currencies to U.S. dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant years.

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

Comprehensive Income

The Company adopted ASC No. 220, Comprehensive Income that establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the consolidated statements of changes in stockholders' equity, and consists of foreign currency translation adjustments and unrealized losses on available-for-sale securities. ASC No. 220 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

Leases

The Company leases property and equipment in the ordinary course of business. Significant lease obligations relate to vehicles, equipment, and premises. These leases have varying terms and may or may not include purchase or buyout options and guaranteed residuals. The terms of these leases are considered when determining whether a lease is classified as operating or capital.

Assets under capital lease are capitalized using interest rates appropriate at the inception of each lease and are amortized over their estimated useful lives, using the same method as similar assets that the Company owns. The present value of the lease payments is recorded as a debt obligation.

Other leases are classified as operating when lease terms are significantly shorter than the assets' economic useful lives, or minimum lease payments are significantly lower than the purchase cost of the asset. Management expects that in the normal course of business, these leases will be renewed, replaced with new leases, or replaced with fixed asset expenditures.

Property and Equipment

Property and equipment are recorded at historical cost less accumulated depreciation. Depreciation, based on the estimated useful lives of the assets, is provided using the under noted annual rates and methods:

Equipment	20% declining balance
Furniture and fixtures	20% declining balance
Vehicles	30% declining balance
Computer hardware	30% declining balance
Leasehold improvements	5 years straight line

Valuation of Long-Lived Assets

In accordance with ASC No. 360 Property, Plant, and Equipment, long-lived assets to be held and used are analyzed for impairment whenever events or changes incircumstances indicated that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the asset less costs to sell. Management has assessed that there is no impairment of long-lived assets as of 31 December 2010 and 30 June 2010.

Significant Recent Accounting Pronouncements

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

4.	ADVANCES TO RELATED PARTY

The advances to related party, Strubs Food Corp., a company under common control, are unsecured, non-interest bearing and due on demand.

5.	PROPERTY AND EQUIPMENT

	Cost	Depreciation	Net 31 December 2010 (Unaudited)	Net 30 June 2010 (Unaudited)

Equipment	536,575	346,684	189,891	206,284
Furniture and fixtures	268,055	177,637	90,418	86,729
Vehicles	64,531	19,550	44,981	2,532
Computer hardware	83,100	52,651	30,449	15,511
Leasehold improvements	787,500	766,977	20,523	20,344
	$1,739,761	$1,363,499	$376,262	$331,400

6.	BANK INDEBTEDNESS

The Company has available a $994,600 ($1,000,000 Canadian dollars) revolving operating line which bears interest at the Royal Bank of Canada prime rate plus 2.75% and is repayable on demand. This revolving loan is secured under a general security agreement covering all of the Company's assets and also secured by limited personal guarantees from the shareholders of the Company.

7.     LOANS PAYABLE

	31 December 2010 (Unaudited)	30 June 2010 (Audited)

Loan payable from Kosher City – These advances are unsecured, non-interest bearing and are repayable on demand. The balance was paid in January 2011.	$5,968	$31,001

Loan from stockholder - In August 2008, the Company borrowed $50,000 from a stockholder of the Company to finance operations. The loan is unsecured, bears interest at an effective rate of 25% per annum and was initially set to mature one year from the grant date. In August 2009, the principle loan balance plus accrued interest, totalling $62,500 was renewed for another year under the same terms. In August 2010, the principle loan balance plus accrued interest, totalling $78,125 was renewed for another year under the same terms.	85,801	78,125

	$91,769	$109,126

8.     LONG TERM DEBT

Each of the below loans is payable to the Business Development Bank of Canada ("BDC"), is secured by a general security agreement and limited guarantees from the stockholders of the Company and Coastal Water Seafoods Ltd (the related party described in note 11).

	31 December 2010 (Unaudited)	30 June 2010 (Unaudited)

Term loan bearing interest at a daily floating bank prime plus 1.5%, repayable monthly by principal payments of $2,150 CAD plus interest maturing on February 23, 2013.	$55,598	$64,625
Term loan bearing interest at a daily floating bank prime plus 4.0%, repayable monthly by principal payments of $3,450 CAD plus interest maturing on November 23, 2010.	-	16,203
Term loan bearing interest at a daily floating bank prime plus 4.0%, repayable monthly by principal payments of $1,825 CAD plus interest maturing on September 23, 2011.	16,336	25,713
Term loan bearing interest at a daily floating bank prime plus 1.5%, repayable monthly by principal payments of $1,754 CAD plus interest maturing on August 23, 2015.	97,694	-
	169,628	106,541
Less: current portion	62,931	61,008
	$106,697	$45,533

The Company's future commitments under this long-term debt are summarized as follows:

2011 (Six months)	$34,188
2012	52,041
2013	38,042
2014	20,934
2015	20,934
Thereafter	3,489
$169,628

9.    OBLIGATIONS UNDER CAPITAL LEASE

On 1 January 2010 the Company entered into a direct financing lease with Gould Leasing to construct a walk-in freezer. Under the lease agreement, the Company is obligated to make monthly payments of $4,678 for a term of 39 months. Interest is calculated at the rate implicit in the lease of 7.5%. The financing has been secured by the constructed asset.

On 1 May 2009 the Company entered into direct financing leases with Equilease Corporation and Blue Chip Leasing Corporation for computer equipment. Under these lease agreements, the Company is obligated to make monthly payments of $2,187 for a term of 36 months. Implicit interest is calculated at the Company's incremental borrowing rate of 5%. The financing has been secured by the leased computer equipment.

The Company's future commitments under these capital leases are summarized as follows:

2011 (Six months)	$38,275
2012	69,960
2013	33,461
141,696
Less: imputed interest	(25,586)
116,110
Less: current portion	(64,217)
$51,893

10.  ADVANCES FROM STOCKHOLDERS

On 31 December 2010, the Company had advances from its stockholders totalling $39,945 (30 June 2010 - $35,949). These advances are unsecured, non-interest bearing, and have been postponed in favour of the Royal Bank of Canada in respect of the Company's line of credit.

11.  ADVANCES FROM RELATED PARTIES

Each of the below loans bear interest at the Royal Bank of Canada prime rate plus 1.5% and are repayable in monthly instalments of interest only. These loans have been postponed in favour of the Royal Bank of Canada in respect of the Company's line of credit.

	31 December 2010 (Unaudited)	30 June 2010 (Audited)

Coastal Water Seafoods Ltd. - a company controlled by one of the Company's shareholders	$249,474	$235,603
Canadian Triloon Corporation - a company controlled by the spouse of one of the Company's shareholders	292,594	279,396
Yael Ender - the spouse of one of the Company's shareholders	509,695	482,684
Triloon Corporation - a company controlled by shareholders of the Company	340,267	624,272
	$1,392,030	$1,621,955

12.  CAPITAL STOCK

On 20 December 2010, in accordance with the Share Exchange Agreement as discussed in note 1, the Company issued 48,400,000 shares of common stock in exchange for all the issued and outstanding shares of Foodfest Canada.

13.  COMMITMENTS

The Company's future commitments under various lease agreements including vehicles, equipment, and premises are summarized as follows:

2011 (Six months)	$288,916
2012	588,477
2013	533,556
2014	489,586
2015	513,846
Thereafter	2,646,320
$5,060,701

On 21 January 2008, the Company entered into a settlement agreement with a former shareholder of the company whereby, in exchange for the return of 10,667 shares on 31 October 2007, the Company agreed to pay $200,000 to the former shareholder with the following terms:

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

14.  RELATED PARTY TRANSACTIONS

The following transactions with related parties were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the parties.

As of 31 December 2010 accounts payable of $148,849 (30 June 2010 - $140,573) were due to Coastal Water Seafoods Ltd. (the related party described in note 11) and are subject to normal trade terms. In addition, management fees of $60,894 were paid to Coastal Water Seafoods Ltd during the six months ended 31 December 2010 (six months ended 31 December 2009 - $13,455).

Management fees of $73,073 were paid to Canadian Endernational Ltd. (a company controlled by one of the Company’s shareholders) during the six months ended 31 December 2010 (six months ended 31 December 2009 - $23,198). As of 31 December 2010 the Company owed $375,433 (30 June 2010 - $152,948) to Canadian Endernational Ltd. and is included in accounts payable and accrued liabilities.

Management fees of $35,399 were paid to Joe Formusa, a shareholder of the Company, for the six months ended 31 December 2010 (six months ended 31 December 2009 - $25,981).

Interest payments totalling $28,401 were accrued to related parties during the six months ended 31 December 2010 (six months ended 31 December 2009 - $21,196) on the advances described in note 11.

Rental payments totalling $153,350 were made to Triloon Corp. (the related party described in note 11) during the six months ended 31 December 2010 (six months ended 31 December 2009 - $146,047). As of 31 December 2010 the Company owed $50,945 (30 June 2010 - $49,876) to Triloon Corp. and is included in accounts payable and accrued liabilities.

The Company transacted with Strubs Food Corp. (a company under common control) during the six months ended 31 December 2010 as follows:

•	Accounts payable, subject to normal trade terms, of $129,874 as of 31 December 2010 (30 June 2010 - $1,830)
•	Rental payments received of $5,846 (six months ended 31 December 2009 - $5,567)
•	Management fees received of $109,780 (six months ended 31 December 2009 - $49,179)
•	Inventory purchases of $590,806 (six months ended 31 December 2009 - $622,844)

15.   FINANCIAL INSTRUMENTS

Fair Values

The Company's financial instruments include accounts receivable and payable, bank indebtedness, income taxes recoverable and payable, loans payable, obligations under capital lease, long-term debt, advances to and from related parties, and advances from stockholders.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required to estimate fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of 31 December and 30 June 2010, the carrying amounts of the above financial instruments approximate their fair values due to the short term maturities of these instruments.

Credit Risk Management

The Company is exposed to credit risk on the accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit terms.

During the six months ended 31 December 2010, the Company's three largest customers made up 66% of total revenues and 49% of total receivables (six months ended 31 December 2009 - 66% of total revenues and 56% of total receivables).

Foreign Currency Risk

Foreign currency risk arises from fluctuations in foreign exchange rates and the degree of volatility of these rates relative to the Canadian dollar, Foodfest Canada’s functional currency. Consequently, some assets, liabilities, revenues and purchases are exposed to foreign exchange fluctuations.  The Company does not use derivative instruments to hedge its foreign exchange risk.  However, the Company actively monitors changes in foreign exchange rates to determine if a derivative instrument may be appropriate to hedge its foreign currency risk.

Interest Rate Risk

Interest rate risk is the risk that fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk arising from fluctuations in interest rates on its bank indebtedness, advances from shareholders and related parties and long term debt.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED 31 DECEMBER 2010 COMPARED TO THE THREE MONTHS ENDED 31 DECEMBER 2009

Sales

We had $3,644,914 in sales for the three months ended December 31, 2010 compared to $2,999,049 for the three months ended December 31, 2009. This represents a 17.7% increase. This increase is primarily due to:

•	increased market demand for Kosher, organic and natural food products;

•	introducing new product lines such as a new Crouton line, Soy based cream cheese line, a puff pastry line, and new Kosher poultry products from one of our main suppliers; and

•	new product listings with major retail chains.

Gross Profit Margin

Total cost of goods sold for the three months ended December 31, 2010 was $2,874,398 and our gross profit margin was 21.1% as compared to cost of goods sold of $2,360,536 and gross profit margin of 21.3% for the three months ended December 31, 2009. Our gross profit margin remained relatively stable as compared to the prior year. We have been taking advantage of our supplier’s volume discounts, which resulted in discounted inventory purchase costs and freight rates.

Selling, General and Administrative Expenses

Total expenses for the three months December 31, 2010 were $947,841 as compared to $633,316 for the three months ended December 31, 2009.

Wages, salaries and management fees grew as a result of wage increases and additional employees to handle the increased volume of business. The other change of note for this period is the realization of deferred stock based compensation of $31,250 which is related to management fees realized during the three months ended December 31, 2010.

Professional fees increased from $60,042 to $109,457, this was mainly due to higher audit, accounting and legal fees related to our reorganization between Foodfest Canada and Foodfest USA.

Interest and bank charges increased as a result of the settlement of a contingent liability to settle a prior lawsuit in the amount of approximately $63,000.  This was a one-time non-recurring event. Posted interest rates also increased during the three months ended December 31, 2010 resulting in higher interest charges on our variable rate debt.

We incurred higher travel costs to the United States to promote our products and seek out new product lines and promote our existing products lines. The bulk of our sales are made in Canada but we are also exploring the opportunity to expand our market in the U.S.  These sales will be made directly to customers in the U.S. therefore minimizing our foreign exchange risk on the Canadian dollar.

Income taxes

We recorded a current tax provision of $20,634 for the three months ended December 31, 2010 which represents taxable income in Foodfest Canada, less tax loss carry-forwards.  During the three months ended December 31, 2009, Foodfest Canada had no taxable income and thus no provision for current income taxes was recorded.

We recorded a deferred tax provision of $35,424 for the three months ended December 31, 2010.  This provision resulted from the difference in the carrying value of our property and equipment compared to the tax values.

Net (Loss) Earnings

Net loss was $233,833 for the three months ended December 31, 2010 compared to net income of $5,197 for the three months ended December 31, 2009.  We incurred higher expenses such as salaries and wages, management fees, stock based compensation professional fees and travel costs, which all contributed to the net loss for the period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED 31 DECEMBER 2010 COMPARED TO THE SIX MONTHS ENDED 31 DECEMBER 2009

Sales

We had $7,390,078 in sales for the six months ended December 31, 2010 compared to $6,064,311 for the six months ended December 31, 2009. This represents a 21.8% increase. This increase is primarily due to:

•	increased market demand for Kosher, organic and natural food products;

•	introducing new product lines such as a new Crouton line, Soy based cream cheese line, a puff pastry line, and new Kosher poultry products from one of our main suppliers; and

•	new product listings with major retail chains.

Gross Profit

Total cost of goods sold for the six months ended December 31, 2010 was $5,620,647 and our gross profit was 23.9% as compared to cost of goods sold of $4,836,463 and gross profit of 20.2% for the six ended December 31, 2009. This increase was primarily due to a strengthening Canadian dollar as well as taking advantage of our supplier’s volume discounts, which resulted in discounted inventory purchase costs and freight rates.

Our head office is located in Canada and our functional currency is the Canadian dollar. All of our purchases are made in U.S. dollars.  The Canadian dollar strengthened compared to the U.S. dollar during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009, which resulted in lower inventory purchase costs.

Selling, General and Administrative Expenses

Total expenses for the six months ended December 31, 2010 were $1,754,266 as compared to $1,314,696 for the six months ended December 31, 2009.

Wages, salaries and management fees grew as a result of wage increases and additional employees to handle the increased volume of business. The other change of note for this period is the realization of deferred stock based compensation of $62,500 which is related to management fees realized during the six months ended December 31, 2010.

Interest and bank charges increased as a result of the settlement of a contingent liability to settle a prior lawsuit in the amount of approximately $63,000.  This was a one-time non-recurring event. Posted interest rates also increased during the six months ended December 31, 2010 resulting in higher interest charges on our variable rate debt.

We incurred higher travel costs to the United States to promote our products and seek out new product lines and promote our existing products lines. The bulk of our sales are made in Canada but we are also exploring the opportunity to expand our market in the U.S.  These sales will be made directly to customers in the U.S. therefore minimizing our foreign exchange risk on the Canadian dollar.

Income taxes

We recorded a current tax provision of $34,208 for the six months ended December 31, 2010 which represents taxable income in Foodfest Canada, less tax loss carry-forwards.  During the six months ended December 31, 2009, Foodfest Canada had no taxable income and thus no provision for current income taxes was recorded.

We recorded a deferred tax provision of $35,424 for the six months ended December 31, 2010.  This provision resulted from the difference in the carrying value of our property and equipment compared to the tax values.

Net (Loss) Earnings

Net loss was $54,467 for the six months ended December 31, 2010 compared to a net loss of $86,927 for the three months ended December 31, 2009.  Our gross profit increased as compared to the prior period; however this was offset due to higher expenses such as salaries and wages, stock based compensation and travel costs.

Liquidity and Capital Resources

As of December 31, 2010, we had current ratio of 0.96 to 1 or working capital deficit of $160,504.  We expect to reduce our inventory levels over the next six months of our fiscal year and our accounts payable which will help to increase our working capital and fund operating activities.  We will also have repaid one of our term loans by September 2011, which will help to reduce our overall debt.

Cash flows from operating activities

Cash flows from operating activities improved during the six months ended December 31, 2010 as compared to the six months ended December 31, 2009. This was mainly due to collecting a larger amount of receivables. In the prior year, due to economic conditions, a number of our customers were delaying payments to us.  During the current period we experienced improved collection of our receivables.

Cash flows from investing activities

During the six months ended December 31, 2010 we purchased new delivery vehicles and upgraded our computer hardware.

Cash flows from financing activities

During the six months ended December 31, 2010 we repaid our bank indebtedness, long-term debt and obligations under capital leases as required, and as a result of improved cash flow we repaid loans due to related parties and stockholders.

We intend to raise $5,000,000 through equity financing to support our sales and marketing efforts in the North American market as well as pursue acquisitions of manufacturers and distribution based companies that focus on Kosher, organic and natural foods.  We anticipate to have completed our financing goals by the end of the third quarter 2011 to enable us to continue our sales growth, introduction of new product lines, and actively pursue potential acquisitions and/or joint ventures.

We will be seeking out and pursuing foreign manufacturers that specialize in Kosher, organic and natural foods to import into the North American market. The addition of such products will further enhance the Company’s overall business plan. Concurrently we will be seeking out opportunities to export domestically produced Kosher, organic and natural foods that can fill a need in foreign markets.

While we continually seek out new products, acquisition and/or joint venture opportunities in the domestic market we will be looking at the same opportunities in foreign markets to potentially establish domestic production facilities for new products or for products previously imported. If successful this would reduce costs, lead times and reduce inventories, improve cash flow and result in better value for the customer.

We do not anticipate the purchase or sale of any significant equipment in the near future. We also do not expect any significant changes in the number of employees although depending on if financing is raised we may add additional representatives. We do not intend to increase our staff until such time as we can raise the capital or generate revenues to support the increase in overhead expense. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and status of our business plan.

Seasonal

The only seasonal aspect of our business is around Passover, which raises inventory levels and sales around March to April which is typically in our 3rd and 4th quarter of our fiscal year.

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

Item 4.  Controls and Procedures

Management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

Our management, including our Chief Executive Officer along with our Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act of 1934, as amended) as of December 31, 2010. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

None.

Item 5. Other Information.

None

Item 6. Exhibits

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

Signature	Title	Date

/s/ Henry Ender	Chief Executive Officer	February 22, 2011
Henry Ender

/s/ Fred Farnden	Chief Financial Officer	February 22, 2011
Fred Farnden