Form 10-Q
period 2011-03-31
FOODFEST INTERNATIONAL 2000 INC.
filed 2011-05-20
CIK 1397919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

FOODFEST INTERNATIONAL 2000 INC.
(Exact name of registrant as specified in charter)

Delaware	333-142658	74-3191757
(State or other jurisdiction of incorporation or organization)	(Commission File Number.)	(I.R.S. Employer Identification No.)

361 CONNIE CRESENT
CONCORD, ONTARIO, CANADA, L4K 5R2
(Address of principal executive offices)
 _______________

(905) 709-4775
 (Registrant’s telephone number, including area code)
_______________

 (Former name, former Address and former fiscal year,  ifchanged since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”,  “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of 16 May 2011, there were 52,350,809 shares, $.001 par value, of common stock outstanding.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARY

Quarterly Report on Form 10-Q for the

Quarterly Period Ended March 31, 2011

i

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
31 March 2011

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF 31 MARCH 2011 AND 30 JUNE 2010

(Expressed in United States Dollars)

	31 March 2011 (Unaudited)	30 June 2010 (Audited)
ASSETS
Current Assets
Accounts receivable, less allowance of $166,078 (30 June 2010 - $151,601)	$2,154,789	$1,606,855
Inventory	2,772,014	1,418,891
Prepaid and sundry assets	111,171	93,185
Taxes recoverable	-	205
Advances to related party	-	197,610
Total Current Assets	5,037,974	3,316,746
Long Term Assets
Property and equipment, net	363,990	331,400
Deferred income taxes	9,072	39,484
Total Long Term Assets	373,062	370,884
Total Assets	$5,411,036	$3,687,630

The accompanying notes are an integral part to these consolidated financial statements.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (continued)

AS OF 31 MARCH 2011 AND 30 JUNE 2010

(Expressed in United States Dollars)

	31 March 2011 (Unaudited)	30 June 2010 (Audited)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness	$1,130,188	$1,059,948
Accounts payable and accrued liabilities	3,779,302	1,930,241
Income taxes payable	74,721	-
Loans payable	91,146	109,126
Long term debt - current portion	59,474	61,008
Obligations under capital lease - current portion	66,767	63,850
Total Current Liabilities	5,201,148	3,224,173
Long Term Liabilities
Long term debt	98,335	45,533
Obligations under capital lease	36,871	83,021
Advances from stockholders	39,275	35,949
Advances from related parties	1,426,038	1,621,955
Total Long Term Liabilities	1,600,519	1,786,458

Commitments

Stockholders' Deficit
Preferred stock - no par value, non-cumulative, non-voting, redeemable at amount paid thereon, unlimited shares authorized, none issued and outstanding (30 June 2010 - none issued and outstanding)	-	-
Common stock - no par value, unlimited shares authorized, 52,350,809 issued and outstanding (30 June 2010 - 3,950,809 issued and outstanding)	52,351	3,951
Additional paid-in capital	601,298	649,698
Accumulated other comprehensive loss	(277,573)	(214,341)
Deferred stock-based Compensation	-	(93,750)
Accumulated deficit	(1,766,707)	(1,668,559)
Total Stockholders' Deficit	(1,390,631)	(1,323,001)
Total Liabilities and Stockholders' Deficit	$5,411,036	$3,687,630

The accompanying notes are an integral part to these consolidated financial statements.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

FOR THE THREE MONTHS ENDED 31 MARCH

(Expressed in United States Dollars)

	2011	2010
SALES	$4,083,870	$3,621,138

COST OF GOODS SOLD	3,270,777	2,688,768

GROSS PROFIT	813,093	932,370
MANAGEMENT FEES	-	25,351
EXPENSES
Salaries and wages	319,938	249,949
Selling and delivery	255,618	153,425
General and administrative	172,262	222,556
Financial	48,709	48,238
Depreciation	25,564	17,097
TOTAL EXPENSES	822,091	691,265

(LOSS) EARNINGS BEFORE TAXES	(8,998)	266,456
Current income taxes	37,298	49,306
Deferred income taxes	(2,613)	10,068
NET (LOSS) EARNINGS	$(43,683)	$207,082

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(26,056)	(15,907)
Unrealized gain on foreign exchange	17,016	32,546
COMPREHENSIVE INCOME (LOSS)	(52,723)	223,721
(LOSS) EARNINGS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$5.23
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	21,502,457	39,601

The accompanying notes are an integral part to these consolidated financial statements.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited

FOR THE NINE MONTHS ENDED 31 MARCH

(Expressed in United States Dollars)

	2011	2010
SALES	$11,473,948	$9,684,012
COST OF GOODS SOLD	8,891,424	7,395,684
GROSS PROFIT	2,582,524	2,288,328
MANAGEMENT FEES	-	75,112
EXPENSES
Salaries and wages	995,494	701,039
General and administrative	761,514	696,970
Selling and delivery	539,486	437,261
Financial	205,287	116,344
Depreciation	74,574	51,290
TOTAL EXPENSES	2,576,355	2,002,904
EARNINGS BEFORE TAXES	6,169	360,536
Current income tax expense	71,506	49,306
Deferred income tax expense	32,811	10,068
NET (LOSS) EARNINGS	$(98,148)	$301,162
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation	(31,957)	(107,815)
Unrealized (loss) gain on foreign exchange	(31,265)	73,001
COMPREHENSIVE (LOSS) INCOME	(161,370)	266,348
(LOSS) EARNINGS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$0.00	$7.60
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	52,350,809	39,601

The accompanying notes are an integral part to these consolidated financial statements.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

FOR THE NINE MONTHS ENDED 31 MARCH

(Expressed in United States Dollars)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(98,148)	$301,162
Items not requiring an outlay of cash:
Depreciation	74,574	51,290
Accrued interest	8,398	-
Deferred stock based compensation	93,750	-
Changes in non-cash working capital:
Accounts receivable	(378,652)	(928,009)
Inventory	(1,168,754)	(313,107)
Prepaid and sundry assets	(9,297)	-
Accounts payable and accrued liabilities	1,635,507	422,639
Income taxes and deferred taxes	104,317	52,444

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	261,695	(413,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	(30,111)	(52,703)
Repayment of loan payable	(32,799)	(15,022)
Proceeds from (repayment of) long-term debt	39,446	(62,742)
Advances (to) from related party	(119,757)	648,936
Obligations under capital lease	(54,961)	99,379
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(198,182)	617,848
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(75,477)	(192,569)
CASH USED IN INVESTING ACTIVITIES	(75,477)	(192,569)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	11,964	(11,698)
NET CHANGE IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION
INTEREST PAID	$179,891	$117,145
INCOME TAXES PAID	-	-

The accompanying notes are an integral part to these consolidated financial statements.

FOODFEST INTERNATIONAL 2000 INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

FOR THE THREE AND NINE MONTHS ENDED 31 MARCH 2011

(Expressed in United States Dollars)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Foodfest International 2000 Inc. and Subsidiary (the "Company" or "Foodfest USA") was incorporated on 20 September 2006 in the State of Delaware, under the name Henya Food Corp.

On 20 December 2010, pursuant to a share exchange agreement (the "Share Exchange Agreement"), the Company completed the acquisition of all the issued and outstanding shares of Foodfest International 2000 Inc. ("Foodfest Canada"), a private company incorporated under the laws of the Province of Ontario, Canada.

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

Foodfest Canada has been operating since 25 June 1987 and is in the business of importing, marketing and distributing kosher, vegetarian and organic food products to grocery stores in Canada and the United States.

2.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Security and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended 31 March 2011 are not necessarily indicative of the results that may be expected for the year ending 30 June 2011.

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

FOODFEST INTERNATIONAL 2000 INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

FOR THE THREE AND NINE MONTHS ENDED 31 MARCH 2011

(Expressed in United States Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

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

Trade receivables

The Company's accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectability. Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible. As of 31 March 2011 and 30 June 2010, the allowance for doubtful accounts was assessed as $166,078 and $151,601, respectively.

Cost of Products Sold

Included in cost of sales are cost of purchases (FOB cost) and cost associated with the import of the products. Import cost components are customs entry fees levied by the country of import and the freight and handling cost to unload containers.

FOODFEST INTERNATIONAL 2000 INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

FOR THE THREE AND NINE MONTHS ENDED 31 MARCH 2011

(Expressed in United States Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

FOODFEST INTERNATIONAL 2000 INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

FOR THE THREE AND NINE MONTHS ENDED 31 MARCH 2011

(Expressed in United States Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

There were no dilutive financial instruments for the three and nine months ended 31 March 2011 and 2010.

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

Stock-Based Compensation

The Company does not have a formal stock option plan. However, the Company offered to some employees and consultants stock-based compensation in the form of shares of the Company's common stock. These issuances of common stock to employees and consultants are accounted for in accordance with ASC 718, Compensation – Stock Compensation.

FOODFEST INTERNATIONAL 2000 INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

FOR THE THREE AND NINE MONTHS ENDED 31 MARCH 2011

(Expressed in United States Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

The Company follows ASC No. 220, Comprehensive Income that establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the consolidated statements of changes in stockholders' equity, and consists of foreign currency translation adjustments and unrealized gains and losses on foreign exchange. ASC No. 220 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

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

FOODFEST INTERNATIONAL 2000 INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

FOR THE THREE AND NINE MONTHS ENDED 31 MARCH 2011

(Expressed in United States Dollars)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Valuation of Long-Lived Assets

In accordance with ASC No. 360 Property, Plant, and Equipment, long-lived assets to be held and used are analyzed for impairment whenever events or changes incircumstances indicated that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the asset less costs to sell. Management has assessed that there is no impairment of long-lived assets as of 31 March 2011 and 30 June 2010.

Significant Recent Accounting Pronouncements

Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

4.	ADVANCES TO RELATED PARTY

The advances to related party, Strubs Food Corp., a company under common control, are unsecured, non-interest bearing and due on demand.

5.	PROPERTY AND EQUIPMENT

	Cost	Depreciation	Net 31 March 2011 (Unaudited)	Net 30 June 2010 (Audited)

Equipment	555,134	369,792	185,342	206,284
Furniture and fixtures	277,970	188,791	89,179	86,729
Vehicles	66,763	22,225	44,538	2,532
Computer hardware	85,974	56,438	29,536	15,511
Leasehold improvements	814,737	799,342	15,395	20,344
	$1,800,578	$1,436,588	$363,990	$331,400

FOODFEST INTERNATIONAL 2000 INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

FOR THE THREE AND NINE MONTHS ENDED 31 MARCH 2011

(Expressed in United States Dollars)

6.	BANK INDEBTEDNESS

The Company has available a $1,029,000 ($1,000,000 Canadian dollars) revolving operating line which bears interest at the Royal Bank of Canada ("RBC") prime rate plus 2.75% and is repayable on demand. This revolving loan is secured under a general security agreement covering all of the Company's assets and also secured by limited personal guarantees from the stockholders of the Company.

7.	LOANS PAYABLE

	31 March 2011 (Unaudited)	30 June 2010 (Audited)

Loan payable to Kosher City - These advances are unsecured, non-interest bearing and are repayable on demand. The balance was paid in January 2011.	$-	$31,001
Loan from stockholder - In August 2008, the Company borrowed $50,000 from a stockholder of the Company to finance operations. The loan is unsecured, bears interest at an effective rate of 25% per annum and was initially set to mature one year from the grant date. In August 2009, the principle loan balance plus accrued interest, totalling $62,500 was renewed for another year under the same terms. In August 2010, the principle loan balance plus accrued interest, totalling $78,125 was renewed for another year under the same terms.	91,146	78,125
	$91,146	$109,126

FOODFEST INTERNATIONAL 2000 INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

FOR THE THREE AND NINE MONTHS ENDED 31 MARCH 2011

(Expressed in United States Dollars)

8.	LONG-TERM DEBT

Each of the loans below are payable to the Business Development Bank of Canada ("BDC"), are secured by a general security agreement and limited guarantees from the stockholders of the Company and Coastal Water Seafoods Ltd (the related party described in note 11).

	31 March 2011 (Unaudited)	30 June 2010 (Audited)

Term loan bearing interest the BDC daily floating base rate plus 1.5%, repayable monthly by principal payments of $2,150 Canadian Dollars ("CAD") plus interest maturing on February 23, 2013.	$50,884	$64,625
Term loan bearing interest at the BDC daily floating base rate plus 4.0%, repayable monthly by principal payments of $3,450 CAD plus interest maturing on November 23, 2010.	-	16,203
Term loan bearing interest at the BDC daily floating base rate plus 4.0%, repayable monthly by principal payments of $1,825 CAD plus interest maturing on September 23, 2011.	11,268	25,713
Term loan bearing interest at the BDC daily floating base rate plus 1.5%, repayable monthly by principal payments of $1,754 CAD plus interest maturing on August 23, 2015.	95,657	-
	157,809	106,541
Less: current portion	59,474	61,008
	$98,335	$45,533

The Company's future commitments under this long-term debt are summarized as follows:

2011 (Three months)	$17,686
2012	53,840
2013	39,357
2014	21,658
2015	21,658
Thereafter	3,610
$157,809

FOODFEST INTERNATIONAL 2000 INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

FOR THE THREE AND NINE MONTHS ENDED 31 MARCH 2011

(Expressed in United States Dollars)

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

The Company's future commitments under these capital leases are summarized as follows:

2011 (Three months)	$19,799
2012	72,380
2013	34,620
126,799
Less: imputed interest	(23,161)
103,638
Less: current portion	(66,767)
$36,871

10.	ADVANCES FROM STOCKHOLDERS

On 31 March 2011, the Company had advances from its stockholders totalling $39,275 (30 June 2010 - $35,949). These advances are unsecured, non-interest bearing, and have been postponed in favour of RBC in respect of the Company's line of credit.

FOODFEST INTERNATIONAL 2000 INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

FOR THE THREE AND NINE MONTHS ENDED 31 MARCH 2011

(Expressed in United States Dollars)

11.	ADVANCES FROM RELATED PARTIES

Each of the loans below bear interest at the RBC prime rate plus 1.5% and are repayable in monthly instalments of interest only. These loans have been postponed in favour of RBC in respect of the Company's line of credit. Changes in the balances from year-to-year are due to changes in foreign exchange rates.

	31 March 2011 (Unaudited)	30 June 2010 (Audited)

Coastal Water Seafoods Ltd. - a company controlled by a director and stockholder of the Company	$258,102	$235,603
Canadian Triloon Corporation - a company controlled by the spouse of a director and stockholder of the Company	292,850	279,396
Yael Ender - the spouse of a director and stockholder of the Company	523,050	482,684
Triloon Corporation - a company controlled by a director and stockholder of the Company	352,036	624,272
	$1,426,038	$1,621,955

12.	CAPITAL STOCK

On 20 December 2010, in accordance with the Share Exchange Agreement as discussed in note 1, the Company issued 48,400,000 shares of common stock in exchange for all the issued and outstanding shares of Foodfest Canada.

13.	COMMITMENTS

The Company's future commitments under various lease agreements including vehicles, equipment, and premises are summarized as follows:

2011 (Three months)	$149,454
2012	608,831
2013	552,010
2014	506,519
2015	531,618
Thereafter	2,737,848
$5,086,280

FOODFEST INTERNATIONAL 2000 INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

FOR THE THREE AND NINE MONTHS ENDED 31 MARCH 2011

(Expressed in United States Dollars)

13.	COMMITMENTS (Continued)

On 21 January 2008, the Company entered into a settlement agreement with a former stockholder of the Company whereby, in exchange for the return of 10,667 shares on 31 October, 2007, the Company agreed to pay $200,000 to the former stockholder with the following terms:

1) This amount is payable one day following a restriction period of one year from the date the Company's shares of common stock begins to trade publicly. The funds will be raised by issuing new shares of common stock in a private placement. As security for this transaction, the Company has placed 3,000,000 shares of its common stock in escrow with a law firm. $200,000 has been accrued for this as severance expense. The expense has been netted against amounts forgiven by the former stockholder as part of the settlement agreement.

2) Within five business days of the Company receiving funds totalling $3,500,000 from a private placement, the Company will pay a total of $50,000 in final settlement of all obligations owed to the former stockholder. If the Company does not receive the funds from a private placement before the end of the restriction period stated in #1 above, interest at a rate of 5% per annum will accrue on the outstanding balance from the end of the restriction period. Additionally, if the Company does not receive the funds from a private placement before the end of the restriction period stated in #1 above, an amount of the shares held in escrow valued at $50,000 shall be delivered to the former stockholder.  $50,000 of accrued management fees remains payable in relation to this.

14.	RELATED PARTY TRANSACTIONS

The following transactions with related parties were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

As of 31 March 2011 accounts receivable of $153,997 (30 June 2010 - $140,573) were due from Coastal Water Seafoods Ltd. (the related party described in note 11) and are subject to normal trade terms. In addition, management fees of $92,597 were paid to Coastal Water Seafoods Ltd. during the nine months ended 31 March 2011 (nine months ended 31 March 2010 - $17,601). Management fees of $31,728 were paid to Coastal Water Seafoods Ltd. during the three months ended 31 March 2011 (three months ended 31 March 2010 - $6,014).

FOODFEST INTERNATIONAL 2000 INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

FOR THE THREE AND NINE MONTHS ENDED 31 MARCH 2011

(Expressed in United States Dollars)

14.	RELATED PARTY TRANSACTIONS (Continued)

Management fees of $111,116 were paid to Canadian Endernational Ltd (a company controlled by a director and stockholder of of the Company) during the nine months ended 31 March 2011 (nine months ended 31 March 2010 - $36,026). Management fees of $37,039 were paid to Canadian Endernational Ltd. during the three months ended 31 March 2011 (three months ended 31 March 2010 - $12,029). As of 31 March 2011 the Company owed $376,039 (30 June 2010 - $152,948) to Canadian Endernational Ltd. and is included in accounts payable and accrued liabilities, subject to normal trade terms.

Management fees of $54,652 were paid a stockholder of the Company for the nine months ended 31 March 2011 (nine months ended 31 March 2010 - $39,442). Management fees of $19,291 were paid a stockholder of the Company for the three months ended 31 March 2011 (three months ended 31 March 2010 - $13,472).

Interest payments totalling $74,949 were accrued to related parties during the nine months ended 31 March 2011 (nine months ended 31 March 2010 - $29,838) on the advances described in note 11. Interest payments totalling $17,004 were accrued to related parties during the three months ended 31 March 2011 (three months ended 31 March 2010 - $29,838) on the advances described in note 11.

Rental payments totalling $232,835 were made to Triloon Corp. (the related party described in note 11) during the nine months ended 31 March 2011 (nine months ended 31 March 2010 - $226,815). Rental payments totalling $79,901 were made to Triloon Corp. during the three months ended 31 March 2011 (three months ended 31 March 2010 - $75,730). As of 31 March 2011 the Company owed $39,373 (30 June 2010 - $49,876 to Triloon Corp. and is included in accounts payable and accrued liabilities, subject to normal trade terms.

The Company transacted with Strubs Food Corp (a company under common control) during the nine months ended  31 March 2011 as follows:

●	Accounts payable, subject to normal trade terms, of $414,992 as of 31 March 2011 (30 June 2010 - $1,830)
●	Rental payments received of $8,889 (nine months ended 31 March 2010 - $8,448). Rental payments received of $3,046 for the three months ended 31 March 2011 (three months ended 31 March 2010 - $2,887).
●
Management fees received of $175,747 (nine months ended 31 March 2010 - $75,128). Management fees received of $45,689 for the three months ended 31 March 2011 (three months ended 31 March 2010 - $25,982)

●	Purchases made of $894,591 (nine months ended 31 March 2010 - $959,410). Purchases made of $347,511 for the three months ended 31 March 2011 (three months ended 31 March 2010 - $347,511).

FOODFEST INTERNATIONAL 2000 INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited

FOR THE THREE AND NINE MONTHS ENDED 31 MARCH 2011

(Expressed in United States Dollars)

15.	FINANCIAL INSTRUMENTS

Fair Values

The Company's financial instruments include accounts receivable and payable, bank indebtedness, income taxes recoverable and payable, obligations under capital lease, long-term debt, advances to and from related parties, and advances from stockholders.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgement is required to estimate fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of 31 March 2011 and 30 June 2010, the carrying amounts of the above financial instruments approximate their fair values due to the short maturities of these instruments.

Credit Risk Management

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit terms.

During the nine months ended 31 March 2011, the Company's three largest customers made up 74% of total revenues and 77% of total receivables (nine months ended 31 March 2010 - 81% of total revenues and 77% of total receivables).

Foreign Currency Risk

Foreign currency risk arises from fluctuations in foreign exchange rates and the degree of volatility of these rates relative to the Canadian dollar, Foodfest Canada's functional currency. Consequently, some assets, liabilities, revenues and purchases are exposed to foreign exchange fluctuations. The Company does not use derivative instruments to hedge its foreign exchange risk. However, the Company actively monitors changes in foreign exchange rates to determine if a derivative instrument may be appropriate to hedge its foreign currency risk.

Interest Rate Risk

Interest rate risk is the risk that fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk arising from fluctuations in interest rates on its bank indebtedness, advances from stockholders and related parties and long term debt.

16.	COMPARITIVE FIGURES

Certain comparative figures have been reclassified to conform with the basis of presentation in the current period.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED 31 MARCH 2011 COMPARED TO THE THREE MONTHS ENDED 31 MARCH 2010

Sales

We had $4,083,870 in sales for the three months ended March 31, 2011 compared to $3,621,138 for the three months ended March 31, 2010. This represents a 12.8% increase. This increase is primarily due to:

●	increased market demand for Kosher, organic and natural food products;

●	new product listings with major retail chains.

Gross Profit Margin

Total cost of goods sold for the three months ended March 31, 2011 was $3,270,777 and our gross profit margin was 19.9% as compared to cost of goods sold of $2,688,768 and gross profit margin of 25.7% for the three months ended March 31, 2010. Our gross profit margin decreased due to matching competitive promotions and higher fuel expenses on our imports and deliveries.

Selling, General and Administrative Expenses

Total expenses for the three months March 31, 2011 were $822,091 as compared to $691,265 for the three months ended March 31, 2010.

Wages, salaries and management fees grew as a result of wage increases and additional employees to handle the increased volume of business.

We incurred higher travel costs to the United States to promote our products and seek out new product lines. The bulk of our sales are made in Canada but we are also exploring the opportunity to expand our market in the United States.  These sales will be made directly to customers in the United States therefore minimizing our foreign exchange risk on the Canadian dollar.

Income taxes

We recorded a current tax provision of $37,298 for the three months ended March 31, 2011 which represents taxable income in Foodfest Canada, less tax loss carry-forwards.

We recorded a deferred tax provision of ($2,613) for the three months ended March 31, 2011.  This provision resulted from the difference in the carrying value of our property and equipment compared to the tax values.

Net (Loss) Earnings

Net loss was $43,683 for the three months ended March 31, 2011 compared to net income of $207,082 for the three months ended March 31, 2010.  We incurred higher expenses such as salaries and wages, management fees and travel costs, which all contributed to reduced net earnings.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED 31 MARCH 2011 COMPARED TO THE NINE MONTHS ENDED 31 MARCH 2010

Sales

We had $11,473,948 in sales for the nine months ended March 31, 2011 compared to $9,684,012 for the nine months ended March 31, 2010. This represents an 18.5% increase. This increase is primarily due to:

●	increased market demand for Kosher, organic and natural food products;

●	introducing new product lines such as a new Crouton line, Soy based cream cheese line, a puff pastry line, and new Kosher poultry products from one of our main suppliers; and

●	new product listings with major retail chains.

Gross Profit

Total cost of goods sold for the nine months ended March 31, 2011 was $8,891,424 and our gross profit was 22.5% as compared to cost of goods sold of $7,395,684 and gross profit of 23.6% for the nine months ended March 31, 2010. Our gross profit margin decreased slightly due to matching competitive promotions and incurring higher fuel expenses on our imports and deliveries, however overall the gross margin remains relatively consistent as a result of the strong Canadian dollar.

Our head office is located in Canada and our functional currency is the Canadian dollar. All of our purchases are made in U.S. dollars.  The Canadian dollar strengthened compared to the U.S. dollar during the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010, which has resulted in lower inventory purchase costs.

Selling, General and Administrative Expenses

Total expenses for the nine months ended March 31, 2011 were $2,576,355 as compared to $2,002,904 for the nine months ended March 31, 2010.

Wages, salaries and management fees grew as a result of wage increases and additional employees to handle the increased volume of business. The other change of note for this period is the realization of deferred stock based compensation of $93,750 which is related to management fees realized during the nine months ended March 31, 2011.

Interest and bank charges increased as a result of the settlement of a contingent liability to settle a prior lawsuit in the amount of approximately $63,000.  This was a one-time non-recurring event. Posted interest rates also increased during the nine months ended March 31, 2011 resulting in higher interest charges on our variable rate debt.

We incurred higher travel costs to the United States to promote our products and seek out new product lines. The bulk of our sales are made in Canada but we are also exploring the opportunity to expand our market in the U.S.  These sales will be made directly to customers in the U.S. therefore minimizing our foreign exchange risk on the Canadian dollar.

Income taxes

We recorded a current tax provision of $71,506 for the nine months ended March 31, 2011 which represents taxable income in Foodfest Canada, less tax loss carry-forwards.
We recorded a deferred tax provision of $32,811 for the nine months ended March 31, 2011.  This provision resulted from the difference in the carrying value of our property and equipment compared to the tax values.

Net (Loss) Earnings

Net loss was $161,370 for the nine months ended March 31, 2011 compared to net earnings of $266,348 for the nine months ended March 31, 2010.  Our gross profit margin remained the same, however this was offset due to higher expenses such as salaries and wages, stock based compensation and travel costs.

Liquidity and Capital Resources

As of March 31, 2011, we had current ratio of 0.97 to 1 or working capital deficit of $163,174.  We expect to reduce our inventory levels over the next three months of our fiscal year and our accounts payable which will help to increase our working capital and fund operating activities.  We will also have repaid one of our term loans by September 2011, which will help to reduce our overall debt.

Cash flows from operating activities

Cash flows from operating activities improved during the nine months ended March 31, 2011 as compared to the nine months ended March 31, 2010. During the three months ended March 31, 2011, due to economic conditions, a number of our customers were delaying payments to us.  During the current period we experienced improved collection of our receivables.

Cash flows from investing activities

During the nine months ended March 31, 2011 we purchased new delivery vehicles and upgraded our computer hardware.

Cash flows from financing activities

During the nine months ended March 31, 2011 we repaid our bank indebtedness, long-term debt and obligations under capital leases as required, and as a result of improved cash flow we repaid loans due to related parties and stockholders.

We intend to raise $5,000,000 through equity financing to support our sales and marketing efforts in the North American market as well as pursue acquisitions of manufacturers and distribution based companies that focus on Kosher, organic and natural foods.  We anticipate completing our financing goals by the end of the fourth quarter 2011 to enable us to continue our sales growth, introduction of new product lines, and actively pursue potential acquisitions and/or joint ventures.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.  Management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

Our management, including our Chief Executive Officer along with our Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act of 1934, as amended) as of March 31, 2011. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Discussion of Internal Controls over Financial Reporting. Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 13a-15(f) of the Securities Exchange Act of 1934, as amended). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in conformity with U.S. generally accepted accounting principles and include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

Management has identified certain material weaknesses relating to the accounting of inventory:

●
Inventory was not counted on March 31, 2011, due to our staff being busy handling sales orders for Passover. We were unable to determine if there were any differences between our inventory on hand and the accounting records.

●	Our controls over the foreign exchange transactions of our inventory purchases are ineffective.

Management has identified certain material weaknesses related to the financial reporting processes:

●
The consolidated financial statements are prepared by our special advisor. Our auditors have discovered errors resulting in adjustments to inventory and for foreign exchange on balances not in our functional currency.

●	Untimely and late filings with the Securities and Exchange Commission
●	An inability to maintain effective controls over changes to financial application programs, specifically posting transactions to previous reporting periods.

Management will be taking steps to resolve the above weaknesses as follows:

●	We will be counting our inventory at the end of each quarter and reconcile to our accounting records in order to determine if there are any discrepancies.
●	We are planning on meeting with our principal accountant to review our controls over processing foreign exchange transactions.
●
We will also meet with our principal accountant to review comments provided by our auditors in relation to the consolidation of our financial statements to ensure accounting and consolidation errors are not repeated.

While the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with U.S. generally accepted accounting principles.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

None.

Item 5. Other Information.

None

Item 6. Exhibits

(a)    Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Henry Ender	President and Chief Executive Officer	May 20, 2011
Henry Ender

/s/ Fred Farnden	Chief Financial Officer	May 20, 2011
Fred Farnden