Form 10-K
period 2011-06-30
FOODFEST INTERNATIONAL 2000 INC.
filed 2011-10-13
CIK 1397919

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number   333-142658

FOODFEST INTERNATIONAL 2000 INC.
(Exact name of registrant in its charter)

DELAWARE	74-3191757
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

361 Connie Crescent, Concord, Ontario	L4K 5R2
(Address of principal executive offices)	(Zip Code)

(905) 709-4775
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of September 12, 2011, was: $0.

Number of shares of the registrant’s common stock outstanding as of January 29, 2010 was: 52,350,809

Documents Incorporated by Reference: None.

PART I

ITEM 1.	BUSINESS

As used in this report, "Foodfest International 2000 Inc.", "the Company", “Foodfest USA”, “Foodfest”, "us”, “we," "our" and similar terms include Foodfest International 2000 Inc. and its subsidiaries, unless the context indicates otherwise.

Business of Issuer

Organization

Foodfest USA was incorporated on September 20, 2006 in the State of Delaware, under the name Henya Food Corp.  On February 4, 2010, the name of the Company was changed to Foodfest International 2000 Inc.

Acquisition of Foodfest Canada

We completed the acquisition of all of the issued and outstanding shares of Foodfest International 2000, Inc., a private company incorporated under the laws of Ontario, Canada (“Foodfest Canada”). Closing of the acquisition (the "Closing") took place on December 20, 2010 (the “Closing Date”). On the Closing Date, pursuant to the terms and conditions of the Share Exchange Agreement (the “Exchange Agreement”) between Foodfest USA, Foodfest Canada, Foodfest Acquisition Corp (a wholly owned subsidiary of Foodfest USA incorporated under the laws of Ontario, Canada) “Acquisitionco” and all the shareholders of Foodfest Canada (the “Foodfest Canada Shareholders”), we acquired all the outstanding shares (the “Interests”) of Foodfest Canada from the Foodfest Canada Shareholders.

Pursuant to the Exchange Agreement, Foodfest Canada became a wholly-owned subsidiary of the Company.

Pursuant to the terms of the Exchange Agreement, each Foodfest Canada shareholder received 48,400 shares in the capital of Foodfest USA for each 1 common share of Foodfest Canada they held prior to closing. In exchange for all the issued and outstanding shares of Foodfest Canada, we issued a total of 48,400,000 exchangeable shares of its subsidiary, Acquisitionco (the “Exchange Shares”), each of which is exchangeable into one share of Foodfest USA in accordance with the terms and conditions of the Exchange Agreement, the Voting and Exchange Trust Agreement and the Support Agreement entered into concurrently at Closing, and the provisions of the Exchange Shares. The Exchange Shares were issued to the Foodfest Canada Shareholders in order to minimize or defer adverse tax consequences relating to the Closing.

Following Closing, 3,950,509 shares of Foodfest USA common stock are issued and outstanding and 48,400,000 shares of Foodfest USA common stock are reserved for issuance upon conversion of the Exchange Shares.

Voting and Exchange Trust Agreement

As a condition of the closing of the Exchange Agreement, Foodfest USA agreed to enter into a Voting and Exchange Trust Agreement (the "Trust Agreement") with Acquisitionco and Patriquin Law, Professional Corporation (the “Trustee”). Pursuant to the terms of the Trust Agreement, the parties created a trust for the benefit of the exchangeable shareholders of Acquisitionco enabling the Trustee to exercise certain voting rights of the Foodfest Canada Shareholders (or their designates, transferees, or assigns) until such time as they (or their designates, transferees or assigns) are issued common shares of Foodfest USA in exchange for their Exchange Shares, and allowing the Trustee to hold certain exchange rights in respect of the Exchange Shares. As a condition of the Trust Agreement, Foodfest USA agreed to file a Certificate of Designation, effective October 22, 2010, designating a class of its preferred shares as Series A Preferred Stock (the "Special Voting Shares") and issue one Special Voting Share to the Trustee. The Special Voting Share entitles the Trustee to exercise the number of votes equal to the number of Exchange Shares issued and outstanding during the term of the Trust Agreement. The Trust Agreement further sets out the terms and conditions under which the owners of Exchange Shares are entitled to instruct the Trustee as to how to vote during any stockholder meetings of Foodfest USA.

The Trust Agreement remains in force until the date that all Exchange Shares are exchanged for common stock in the Corporation. At that time, the Special Voting Share shall be redeemed for cancellation for nominal consideration

Support Agreement and terms of Exchange Shares

The Support Agreement and the Exchange Share provisions create certain obligations for Foodfest USA, including the obligation to reserve sufficient common shares in its stock to issue to the owners of Exchange Shares, the obligation to ensure that equivalent dividends are paid to the owners of the Exchange Shares if dividends are paid on the common shares of Foodfest USA while any Exchange Shares are outstanding, and the obligation to not issue any Special Voting Shares or designate or issue any other shares in its capital that are superior to the Special Voting Shares, except with the consent of the owners of the Exchange Shares.

General

Foodfest Canada was incorporated in Ontario, Canada on June 25, 1987 by Henry Ender, Chief Executive Officer and Fred Farnden, President and Chief Financial Officer. The company was formed to align ourselves with food distributors and processors specializing in kosher, natural, and organic food and drink to expand sales and manufacturing growth opportunities.

Foodfest is one of the largest kosher food distributors in North America and our mission statement is simple. To be the best supplier of Kosher, natural and organic food and drink to existing and new customers through our association with associated companies and suppliers servicing retail and institutional markets in North America and globally.

Our vision is to provide a state of the art distribution channels offering Kosher, natural and organic food and drink products through regionally dedicated warehouses strategically placed throughout North America.

The guiding principles we dedicate to ourselves are

✓	Our customers are the focus of everything we do.

✓	Continued improvements are fundamental to everything we do.

✓	We will not compromise our integrity.

✓	Employee involvement is an integral part of our culture.

✓	Dedicated experienced management.

Our business vision is simple and our objectives clear – consolidate food distribution of kosher, organic and natural food and drink resources in key markets in North America. Distributors of kosher, organic and natural foods and drink are typically small to medium sized with a strong entrepreneurial owner/manager restricted from dynamic growth due to limited access to capital markets. Foodfest is focused on acquiring, merging and consolidating distributors in key markets in North America. Through possible mergers and acquisitions Foodfest will be able to offer products to the Kosher and mainstream markets at the best prices possible through consolidated purchasing, warehousing and distribution while achieving and maintaining sound gross margins and profitability.

Our other key strategy is innovation. The economic community today is global. As a result Foodfest will be searching all four corners of the globe to find and introduce new innovative products that fit our mandate of Kosher, organic or natural.

Who buys Kosher?

Millions of people throughout the world limit their food consumption, and seek out the kosher symbol to ensure their preferences are being addressed. According to market studies, the appeal for kosher foods transcends the interests of any one specific ethnic group. The consumers of ethnic foods include Jews, Muslims, and members of other religious denominations, vegetarians, those with lactose intolerance, and those that simply believe kosher is better. Millions of Muslims around the world follow a dietary regimen similar to the kosher code. Since they recognize that food products bearing a kosher symbol conform to the requirements of “Halal”, foods certified as kosher have a broad base appeal for Muslims.

Lactose intolerance afflicts millions of people. Moreover, people with allergies to dairy products may have a life threatening reaction to the most minute consumption of dairy products. Kosher law requires complete segregation between milk and meat. Thus, products containing a dairy ingredient must bear the kosher symbol with the letter “D”. Lactose intolerant consumers therefore search for the kosher symbol because it is their guarantee that the product has never come into contact with any dairy derivative.

Vegetarians due to a variety of considerations, exclude meat, poultry and fish from their diets. The Kosher symbol in conjunction with the “Parve” designation, guarantees that the product contains no meat, dairy, or poultry derivative and is therefore is suitable for vegetarian use.

From the inception of the company, originally incorporated in the Province of Ontario Canada in 1987 by the current shareholders and founders of Foodfest, the company has had a singular goal – providing our customers and thus the end user with more with superior quality for less. Foodfest name has grown to be synonymous with reliability, service, flexibility, quality and innovation for over 25 years. Over these many years we have developed strong relationships with such names as Loblaw’s, Fortinos, Zehrs, Real Canadian Super stores, No Frills, Your Independent Grocer, Sobeys, Food Basics, Foodland, IGA, Dominion, Metro, A&P, Price Choppers, Thrifty’s, Atlantic Coop, Shoppers Drug Mart, Highland Farms, Longos, Pusateri’s, Universities, Airlines, Hospitals, Bakeries, independent retailers and many more regional distributors. In all Foodfest services over 3000 customers coast to coast as well as regional distributors in New York State, Florida and California.

As our customers have grown our relationships with suppliers internationally have grown. Today Foodfest represents such Household brands as Zoglo-Soglowek, Elite, Wissotzky, Of Tov, Sabra, Nanuk Salmon, Dr, Praegers, Dyna Sea, and many more.
For all the success achieved to date Foodfest regards the United States as its most promising market for growth over the short term.  Foodfest has made the decision to invest its sales, operations and administrative infrastructure and regionalize its U.S. operations to enable Foodfest to expand its U.S. customer base and to more efficiently introduce to existing customers and new customers more of our existing products, and new products our company and other manufacturers have developed or are in the process of developing. Expanding our business into the U.S. kosher, organic and natural food and drink markets will achieve our ultimate goal of being the largest kosher, organic and natural food distributor in North America providing the consumer the best at affordable prices.

Mintel's exclusive consumer research shows that 28% of respondents have purchased a kosher product. Obviously, kosher food is not just for people who keep kosher. The products are also of interest to Muslims, Seventh Day Adventists, vegetarians, and people with food allergies. The kosher labeling system provides a clear listing of the contents of a product and identifies whether it contains dairy or meat products, which is a "value add" for vegetarian and food-allergic consumers. There is also a strong demand for kosher food because many people believe that the products are produced in cleaner environments and are "safer" than foods produced in non-kosher plants.

The kosher food market encompasses almost every segment of the food industry, from raw ingredients (meat, poultry, and baking products, for example) to processed foods and beverages. Any food product that is prepared under the laws of kashrut (the Jewish laws governing food products- see terms below) is considered kosher; only rabbinical law, therefore, limits the market.

Almost all major manufacturers produce at least some food products that bear the kosher symbol, including Coca-Cola, Procter & Gamble, Frito Lay, Kraft, Nabisco, and General Mills. According to Integrated Marketing Communications (IMC), a New York based marketing firm serving the kosher market, in 2002 some 75,000 CPG products in the U.S. were kosher certified, up from 60,000 in 2000.

Some of the products that gain certification each year are mainstays of the food industry, and their certification adds dollar value to the "mainstream kosher" market while having little overall bearing on product sales themselves. For example, Nabisco Oreo cookies attained kosher certification in 1997, giving the kosher food market a $300 million boost (based on IRI data for sales of Oreos through food, drug, and mass merchandisers, calendar year 1997). However, Oreo cookie sales showed no significant dollar increase between 1996 and 1997.

The kosher market can be considered as two separate markets: "mainstream and kosher" and "ethnic kosher." The former, "mainstream and kosher products," are those foods that are certified kosher but have little relevance or bearing on traditional kosher foodways. These kosher certified products are as much at home on the shelves of consumers who have no interest in kosher foods as they are on the shelves of those consumers for whom the kosher symbol is important. "Ethnic kosher foods," on the other hand, are products that are "kosher by design"-such items as gefilte fish, matzo, schav and borscht (both types of soup), and other traditional ethnic Jewish food products.

While the "mainstream and kosher" market enjoys more than $100 billion in sales, these sales may not be indicative of the "market" for kosher foods, since a minority of consumers buy these products because they are kosher, but for some other reason. On the other hand, sales of some "ethnic kosher" foods are so low that it is impossible to track them through the usual means (IRI or other scanner services). While ethnic kosher foods may be purchased by any consumer interested in Jewish food traditions, it is undeniable that the major market for these products is the consumer looking for a kosher product. In any case, it is difficult to arrive at a dollar figure that represents the "true" kosher market.

As a way of highlighting the difference between the "mainstream and kosher" market and the "ethnic kosher" market, this report examines a representative sample of segments in which kosher and non-kosher products can be found. Segments in which kosher certification is likely to be absent or extremely limited (e.g. meat snacks) are not included.

For each of the five segments analyzed in this report (cookies, chocolate confectionery, snacks, sugar confectionery, and crackers), both total dollar sales and dollar sales of the kosher component are given. Top manufacturers in each segment and their top-selling products are also itemized, and efforts are made to estimate the total kosher sales of each top manufacturer. The report also highlights (when possible) sales by small, "ethnic kosher" manufacturers in each segment. Even if sales figures are not available for these smaller manufacturers, their brands are discussed in as much detail as possible.

Sales of kosher products in Mintel's five segments increased 16.4% between 1997 and 2002 and are projected to increase 14% through 2007. The Jewish population in the U.S. remains relatively stable, and although the Islamic population continues to grow, it still constitutes only a small percentage of the U.S. population (see Market Drivers, below). Vegetarians and other concerned consumers, therefore, will drive the kosher market to a greater degree than those who choose kosher foods for religious reasons.

Size of Kosher Food Market:

The kosher food market is a $9 billion market today.

Consumer Spending for Kosher Products:

Consumers spent approximately $165 billion for kosher products in 2003, according to data compiled by Integrated Marketing Communications. In comparison, they spent $250 million on kosher products 25 years earlier.

Growth in Kosher Food Market:

The kosher food market is enjoying an annual growth of approximately 15 percent. In comparison, non-kosher food sales in American supermarkets are growing at approximately 4 percent a year.

American Consumers of Kosher Products:

21% of Americans buy kosher food. Less than 25% of kosher consumers in America are observant Jews. 55% of America's kosher food consumers buy kosher products because they believe kosher food is healthier.

Jewish Consumers of Kosher Products:

Some surveys conclude there are 5.2 million Jews in America, while others say there are closer to 6 million Jews in America. Only about 15% of American Jews keep kosher.

Non-Jewish Consumers of Kosher Products:

80% of all kosher food sales are made outside of the traditional Jewish market. Non-Jewish kosher consumers include health conscience, vegetarians, lactose intolerant, Muslims, Seventh Day Adventists and other Christian sects with dietary restrictions.

Kosher Certified Products:

There are more than 100,000 kosher certified products today. Approximately 3,000 new products are introduced into the kosher market each year. Hebrew National sausages made of 100% beef are the top selling kosher brand in America today.

Kosher Products in US Supermarkets:

In 2005, 40% of US grocery sales were certified kosher, according to the Bureau of Census. The average number of kosher products in American supermarkets is 17,000.

Kosher Producing Companies:

There are over 10,000 kosher producing companies today.

Kosher Certifiers:

There are close to 400 kosher certifiers worldwide. 40% of the retail food products sold in the United States today bear some type of kosher certification.

Competition

As the company develops its business plan to grow its kosher and natural food businesses, it may face competition from other similar businesses who would sell kosher products. The kosher food industry is intensely competitive with respect to price, location and food quality, and there are other potential competitors with similar resources to Foodfest Canada. The kosher food consumer market for kosher foods is often impacted by changes in the taste and eating habits of the public, economic and political conditions affecting spending habits, population and traffic patterns. The principal bases of competition in the industry are the quality and price of the food products offered.

Employees

As of the date hereof, we have approximately 25 full-time employees.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Relating to Our Business

We operate in a highly competitive industry, which may affect our profitability.

The food industry is highly competitive. We compete based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity and the ability to identify and satisfy consumer preferences.

From time to time, we may need to reduce our prices in response to competitive and customer pressures and to maintain our market share. Competition and customer pressures may also restrict our ability to increase prices in response to commodity and other input cost increases. Our results of operations will suffer if profit margins decrease as a result of a reduction in prices, increased input costs or other factors, and if we are unable to increase sales volumes to offset those profit margin decreases.

Retailers are increasingly offering retailer brands that compete with some of our products. It is important that our products provide higher value and / or quality to our consumers than less expensive alternatives. If the difference in value or quality between our products and those of retailer brands narrows, or if the perceived difference in quality narrows, then consumers may not buy our products. Furthermore, during periods of economic uncertainty, such as we continue to experience, consumers tend to purchase more retailer brands or other economy brands, which could reduce sales volumes of our products or shift our product mix to our lower margin offerings. If we are not able to maintain or improve our brand image or value proposition, it could have a material effect on our market share and our profitability.

We may also need to increase spending on marketing, advertising and new product innovation to protect existing market share or increase market share. The success of our investments is subject to risks, including uncertainties about trade and consumer acceptance. As a result, our increased expenditures may not maintain or enhance market share and could result in lower profitability.

The consolidation of retail customers, the loss of a significant customer or a material reduction in sales to a significant customer could affect our operating margins, our profitability, our net revenues and our results of operations.

Retail customers, such as supermarkets, warehouse clubs and food distributors in the U.S., the European Union and our other major markets continue to consolidate. These consolidations have produced large, sophisticated customers with increased buying power. These larger retailers, capable of operating with reduced inventories, can resist price increases and demand lower pricing, increased promotional programs and specifically tailored products. In addition, they may use shelf space currently used for our products for their own retailer brands. The consolidation of retail customers also increases the risk that a severe adverse impact on their business operations could have a corresponding material adverse effect on us. Also, our retail customers may be affected by recent economic conditions. For example, they may not have access to funds or financing and that could cause them to delay, decrease or cancel purchases of our products, or to not pay us or to delay paying us for previous purchases.

Increased price volatility for commodities we purchase may affect our profitability.

We are a major purchaser of commodities, including dairy, coffee, cocoa, wheat, corn products, soybean and vegetable oils, nuts, meat products, and sugar and other sweeteners. In addition, we use significant quantities of plastic, glass and cardboard to package our products, and natural gas for our factories and warehouses. Price volatility for commodities we purchase has increased due to conditions outside of our control, including recent economic conditions, currency fluctuations, availability of supply, weather, consumer demand and changes in governmental agricultural programs. Although we monitor our exposure to commodity prices as an integral part of our overall risk management program, continued volatility in the prices of commodities we purchase could increase the costs of our products and services, and our profitability could suffer.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

If adequate additional financing is not available on reasonable terms, we may not be able to undertake acquisitions of additional business or enter into other strategic alliances, and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) the release of competitive products by our competition; (iii) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our securities can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding we will, most likely, seek such funding in the United States (although we may be able to obtain funding in the P.R.C.) and the market fluctuations effect on our stock price could limit our ability to obtain equity financing.

If we cannot obtain additional funding, we may be required to: (i) limit our expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are favorable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to the Units. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

Our product sales depend on our ability to predict, identify and interpret changes in consumer preferences and demand, and our ability to develop and offer new products rapidly enough to meet those changes.

Consumer preferences for food products change continually. Our success depends on our ability to predict, identify and interpret the tastes and dietary habits of consumers and to offer products that appeal to those preferences.

If we do not succeed in offering products that appeal to consumers, our sales and market share will decrease and our profitability could suffer. We must be able to distinguish among short-term fads, mid-term trends and long-term changes in consumer preferences. If we are unable to accurately predict which shifts in consumer preferences will be long-term, or if we fail to introduce new and improved products to satisfy those preferences, our sales could decline. In addition, because of our varied consumer base, we must offer a sufficient array of products to satisfy the broad spectrum of consumer preferences. If we fail to expand our product offerings successfully across product categories or if we do not rapidly develop products in faster growing and more profitable categories, demand for our products will decrease and our profitability could suffer.

Prolonged negative perceptions concerning the health implications of certain food products could influence consumer preferences and acceptance of some of our products and marketing programs. For example, recently, consumers have been increasingly focused on health and wellness, including weight management and sodium consumption. Although we strive to respond to consumer preferences and social expectations, we may not be successful in these efforts. Continued negative perceptions and failure to satisfy consumer preferences could decrease demand for our products and adversely affect our profitability.

We may not be able to consummate proposed acquisitions or divestitures successfully or integrate acquired businesses successfully.

From time to time, we may evaluate acquisition candidates that would strategically fit our business objectives. If we are unable to complete acquisitions, or integrate successfully and develop these businesses to realize revenue growth and cost savings, including recently acquired Cadbury, our financial results could be adversely affected. In addition, from time to time, we divest businesses that do not meet our strategic objectives, or do not meet our growth or profitability targets. Our profitability may be affected by either gains or losses on the sales of, or lost operating income from, those businesses. Also, we may not be able to complete desired or proposed divestitures on terms favorable to us. Moreover, we may incur asset impairment charges related to acquisitions or divestitures which may reduce our profitability. Finally, our acquisition or divestiture activities may present financial, managerial and operational risks, including diversion of management attention from existing core businesses, difficulties integrating or separating personnel and financial and other systems, adverse effects on existing business relationships with suppliers and customers, inaccurate estimates of fair value made in the accounting for acquisitions and amortization of acquired intangible assets which would reduce future reported earnings, potential loss of customers or key employees of acquired businesses, and indemnities and potential disputes with the buyers or sellers. Any of these activities could affect our product sales, financial condition and results of operations.

Legal claims, product recalls or other regulatory enforcement actions could affect our sales, reputation and profitability.

As a large food company that operates in a highly regulated, highly competitive environment with growing retailer power and a constantly evolving legal and regulatory framework around the world, we are subject to heightened risk of legal claims or other regulatory enforcement actions. Legal claims or regulatory enforcement actions arising out of our failure or alleged failure to comply with applicable laws and regulations could adversely affect our sales, reputation and profitability.

Further, selling products for human consumption involves inherent risks. We could be required to recall products due to product contamination, spoilage or other adulteration, product misbranding or product tampering.

We may also suffer losses if our products or operations violate applicable laws or regulations, or if our products cause injury, illness or death. In addition, our marketing could be the target of claims of false or deceptive advertising or other criticism. A significant product liability or other legal judgment or a related regulatory enforcement action against us, or a widespread product recall, may adversely affect our profitability. Moreover, even if a product liability or consumer fraud claim is unsuccessful, has no merit or is not pursued, the negative publicity surrounding assertions against our products or processes could adversely affect our sales, reputation and profitability.

We may be unable to hire or retain key personal.

The competition for qualified personal is intense and may take longer than expected to find the key personal required achieving our goals. Also, current key personal employed today can terminate their services at any time. None of our key personal has employment contracts. Failure to hire or retain key personal will restrict our growth plans.

Increased regulation could increase our costs and affect our profitability.

Food production and marketing are highly regulated by a variety of federal, state, local and foreign agencies. New regulations and changes to existing regulations are issued regularly. Increased governmental regulation of the food industry, such as proposed requirements designed to enhance food safety or to regulate imported ingredients, could increase our costs and adversely affect our profitability.

The loss of the services of our key employees, particularly the services rendered by Fred Farnden, our President and Chief Financial Officer and Henry Ender our Chief Executive Officer and Secretary, could harm our business.

Our success depends to a significant degree on the services rendered to us by our key employees.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Fred Farnden, Our President and Chief Financial Officer and Henry Ender our Chief Executive Officer and Secretary. The loss of any key employees, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

We will incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We will incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We may not be able to meet the accelerated filing and internal control reporting requirements imposed by the Securities and Exchange Commission resulting in a possible decline in the price of our common stock and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release No. 33-8934 on June 26, 2008, the Securities and Exchange Commission adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports.    The internal control report must include a statement

●	Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

●	Of management’s assessment of the effectiveness of its internal control over financial reporting as of year end; and

●	Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule.  In the event that we are unable to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the Securities and Exchange Commission, which could also adversely affect the market price of our securities and our ability to secure additional financing as needed.

Risks Relating to Our Securities

In order to raise sufficient funds to expand our operations, we may have to issue additional securities at prices which may result in substantial dilution to our shareholders.

If we raise additional funds through the sale of equity or convertible debt, our current stockholders’ percentage ownership will be reduced. In addition, these transactions may dilute the value of our securities outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot provide assurance that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate. Should we determine to pay dividends in the future, our ability to do so will depend upon the receipt of dividends or other payments from our PRC operating subsidiary may, from time to time, be subject to restrictions on its ability to make distributions to us, including restrictions on the conversion of RMB into U.S. dollars or other hard currency and other regulatory restrictions.

Our common stock is quoted on the OTC bulletin board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board.  The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system.  The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTCBB.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one's orders for shares of our Common Stock being executed, and current prices may differ significantly from the price one was quoted at the time of one's order entry.

Our common stock is thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently our Common Stock is quoted in the OTC Bulletin Board market and the trading volume we will develop may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in Bulletin Board stocks and certain major brokerage firms restrict their brokers from recommending Bulletin Board stocks because they are considered speculative, volatile and thinly traded. The OTC Bulletin Board market is an inter-dealer market much less regulated than the major exchanges and our Common Stock is subject to abuses, volatility and shorting. Thus there is currently no broadly followed and established trading market for our Common Stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

The trading volume of our Common Stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for our Common Stock on the OTC Bulletin Board may not necessarily be a reliable indicator of its fair market value.

Our common stock is subject to price volatility unrelated to our operations.

The market price of our Common Stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our Common Stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our Common Stock.

Our common stock may be classified as a “penny stock” as that term is generally defined in the securities exchange act of 1934 to mean equity securities with a price of less than $5.00. As such our common stock would be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

We may be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to its customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our Common Stock, which in all likelihood would make it difficult for our stockholders to sell their securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a minimum bid price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions which are not available to us. This classification would severely and adversely affect any market liquidity for our Common Stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•	The basis on which the broker or dealer made the suitability determination, and
•	That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commission payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our Common Stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock, if and when our common stock becomes publicly traded. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our Common Stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their common stock.

Listing Our Stock on Markets Other than the OTCBB could be costly for us

Our common stock is currently quoted and trades on the OTCBB in the United States. The OTCBB is operated by Financial Industry Regulatory Authority, Inc. (“FINRA”). In the future, we may file an application to be quoted on the NASDAQ Stock Exchange or another national securities exchange (collectively, an “Exchange”). Unlike the OTCBB, every Exchange has corporate governance and other public interest standards, which we will have to meet. Such standards and regulations may restrict our capital raising or other activities by requiring stockholder approval for certain issuances of stock, for certain acquisitions, and for the adoption of stock option or stock purchase plans.

The Exchange will require that a majority of the members of our Board of Directors be independent directors as defined by the Exchange. The independent directors must have regularly scheduled meetings at which only independent directors are present. Compensation of our chief executive officer must be determined, or recommended to the Board of Directors for determination, either by (i) a majority of the independent directors, or (ii) a compensation committee comprised solely of independent directors, and the chief executive officer cannot be present during voting or deliberations. Compensation of our other executive officers must be determined, or recommended to the Board of Directors either by (i) a majority of the independent directors, or (ii) a compensation committee comprised solely of independent directors. Director nominees must either be selected, or recommended for selection by the Board of Directors either by (i) a majority of the independent directors, or (ii) a nominations committee comprised solely of independent directors. The nominations process must be set forth in a formal written charter or a Board of Directors’ resolution.

In addition, the audit committee will have to be composed of at least three (3) members, all of whom are independent as defined by the Exchange and under SEC Rule 10A-3(c), and who have not participated in the preparation of the financial statements of us or any subsidiary of us during the past three (3) years. One member of the audit committee must have specified employment experience in finance or accounting. Accordingly, we would have to appoint three independent directors to serve on our audit committee and one of those audit committees members would need the required experience in finance and accounting.

ITEM 1B. UNRESEOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

We currently operate our business from our Canadian office at 361 Connie Crescent, Concord, Ontario, Canada L4K 5R2. We rented the office space from a related party for a period of 15 years commencing July 1, 2005.

ITEM 3.	LEGAL PROCEEDINGS

In May 2011, Foodfest Canada initiated a claim against one of its suppliers for $3,475,000 for breach of the distribution agreement between the two parties. The supplier has counterclaimed against Foodfest Canada for failure to pay a series of outstanding invoices which total approximately $1,000,000. The full amount of these invoices are included in accounts payable as of 30 June 2011, less certain credits which are in also dispute. At present, both parties have exchanged pleadings and have agreed to participate in a mediation which is scheduled to take place at the end of November 2011. Management expects a reasonable settlement will be achieved through the mediation.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE S OF EQUITY SECURITIES

Our common stock is quoted for trading on the OTCBB under symbol “FDFT.”  There has been minimal trading to date.

Holders

As of the date hereof, 52,350,809 shares of common stock are issued and outstanding.  There are approximately 70 shareholders of our common stock.

Dividend Policy

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

In the event that any dividends are declared and/or paid while any Exchange Shares are issued and outstanding, we must pay an equal dividend per Exchange Share calculated on a share for share basis with the total number of issued and outstanding common shares in the stock of Foodfest USA as of the date the dividend is declared, all in accordance with the terms of the Support Agreement and the provisions of the Exchange Shares.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Given these uncertainties, readers of this prospectus and investors are cautioned not to place undue reliance on such forward-looking statements.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JUNE 30, 2011 COMPARED TO THE YEAR ENDED JUNE 30, 2010

	For the Year Ended 30 June 2011	For the Year Ended 30 June 2010

REVENUE	$15,309,633	$12,970,385
COST OF GOODS SOLD	12,288,339	10,449,687
	3,021,294	2,520,698
EXPENSES
General and administrative	2,383,008	1,902,166
Selling and delivery	709,097	688,552
Interest and financing charges	298,653	90,341
	3,390,758	2,681,059
NET (LOSS) BEFORE TAXES	$(369,464)	$(160,361)
Current income taxes (recovery)	-	-
Deferred income taxes (recovery)	(25,688)	(9,688)
NET LOSS	(343,776)	(150,673)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation	(93,246)	(81,008)
Unrealized gain (loss) on foreign exchange	(20,751)	39,765
COMPREHENSIVE INCOME (LOSS)	(457,773)	(29,900)

Total Revenues

We had revenues of $15,309,633 for the year ended June 30, 2011 and $12,970,385 for the year ended June 30, 2010. This represents an 18% increase.  This increase is primarily due to;

-	increased market demand for Kosher, organic and natural food products
-	introducing new product lines such as a new crouton line, soy based cream cheese line and a puff pastry line and new Kosher poultry products from one of our main suppliers
-	new product listings with major retail chains.

Gross Profit Margin

The cost of goods sold for the year ended June 30, 2011 was $12,288,339 and the gross margin was 19.7%. For the year ended June 30, 2010, cost of goods sold was $10,449,687 and the gross margin was 19.4%. Our gross margin increased slightly because revenue increased at a slightly higher rate (18%) than cost of goods sold increased (17.5%). The consistency in gross margin is a result of having a strong and stable Canadian dollar. Our head office is in Canada and our functional currency is the Canadian dollar while the majority of our purchases are in U.S. dollars so the continued strength in the Canadian dollar has resulted in lower inventory purchase costs.

Expenses

Total expenses for the year ended June 30, 2011 were $3,390,758 as compared to $2,681,059 for the year ended June 30, 2010. Wages, salaries and management fees grew as a result of wage increases and additional employees to handle the increased volume of business. We also incurred an increase in professional fees of $112,000, mainly related to the acquisition of Foodfest Canada and reorganization.  Interest and bank charges increased as a result of the settlement of a contingent liability to settle a prior law suit of approximately $63,000. This was a one- time non-recurring event.  Posted interest rates also increased during the twelve months ended June 30, 2011 resulting in higher interest charges on our variable rate debt. The other factor of note for this period is the realization of deferred stock based compensation of $93,750 and $31,250 which is related to management fees during the twelve months ended June 30, 2011 and 2010, respectively.

We incurred higher travel costs to the United States to promote our products and seek out new product lines. The bulk of our sales are in Canada but we are also exploring the opportunity to expand our market in the U.S. These sales will be made directly to customers in the U.S. therefore minimizing our foreign exchange risk on the Canadian dollar.

Income taxes

Deferred income tax recovery was increased $25,688 to account for the tax loss incurred for the year ended June 30, 2011. Deferred income tax recovery was increased $9,688 to account for the tax loss incurred for the year ended June 30, 2010.

Net (Loss) Earnings

Net loss was $369,464 for the year ended June 30, 2011, compared to $160,361 for the year ended June 30, 2010. Incurring increased expenses such as professional fees, interest, salaries, wages and management fees and travel costs all contributed to reduced net earnings. Overall our consolidated operations are at a loss because of the professional fees and other expenses incurred in Foodfest USA, mainly related to us attaining a status as a public company listed on the Over-The-Counter Bulletin Board. These expenses included consulting, accounting, audit, legal and stock based compensation. We expect to realize profits in future periods as our sales continue to grow in our subsidiary, Foodfest Canada.

Capital Resources and Liquidity

As of June 30, 2011, we had negative working capital of $606,027 and as of June 30, 2010 we had a negative working capital of $92,572. The biggest factor in the decreased working capital was the increase in the inventory balance.

The Company traditionally funded its working capital requirements through bank loans and credit facilities, shareholder advances and related party loans. Throughout the last year we have experienced rapid growth and it has become increasingly difficult to finance receivables and inventories through these traditional means of financing. In order to finance our increasing receivables and inventories, we are offering our company stock to the general public.  To date no such financing has been secured and we have been relying on cash flows from operations to finance our working capital.

Cash flows from operating activities were $313,003 for the year ended June 30, 2011 compared to ($566,171) for the year ended June 30, 2010. The biggest factor in the increase was an increase in accounts payable of $792,629.

Cash flows from financing activities were ($203,940) for the year ended June 30, 2011 compared to $787,051 for the year ended June 30, 2010. The biggest factor in the decrease was repayment of advances from related parties and repayment of obligations under capital lease.

Cash flows from investing activities were ($85,600) for the year ended June 30, 2011 compared to ($213,069) for the year ended June 30, 2010. This is due to a decrease in the acquisition of capital property which was minimal in the year ended June 30, 2011 and was as planned.

We do not have any significant planned capital acquisitions within the next twelve months.

Off-Balance Sheet Arrangements

We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

CRITICAL ACCOUNTING POLICIES

Our significant accounting policies are described in Note 2 to our consolidated financial statements included in this Annual Report. We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the consolidated financial statements and the reported amounts of revenues and expenses during the financial reporting period. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our consolidated financial statements as their application places the most significant demands on our management’s judgment.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FOODFEST INTERNATIONAL 2000 INC.
CONSOLIDATED FINANCIAL STATEMENTS
30 JUNE 2011
CONTENTS

Page
AUDITORS' REPORT	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-6

Consolidated Statements of Stockholders' Deficit	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Foodfest International 2000 Inc.

We have audited the accompanying consolidated balance sheets of Foodfest International 2000 Inc. and subsidiaries as of 30 June 2011 and 2010 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended 30 June 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, these consolidated financial statements present fairly, in all material respects, the financial position of Foodfest International 2000 Inc. and subsidiaries as of 30 June 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended 30 June 2011, in conformity with accounting principles generally accepted in the United States of America.

13 October 2011	/s/ DNTW Chartered Accountants, LLP
Markham, Canada	Licensed Public Accountants

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF 30 JUNE
(Expressed in United States Dollars)

	2011	2010

ASSETS
Current Assets
Accounts receivable	$1,559,741	$1,606,855
Inventory	2,212,629	1,418,891
Prepaid and sundry assets	5,926	93,185
Income taxes recoverable	-	205
Advances to related party	103,700	197,610
Total Current Assets	3,881,996	3,316,746
Long Term Assets
Property and equipment, net	350,578	331,400
Deferred income taxes	70,252	39,484
Total Long Term Assets	420,830	370,884
Total Assets	$4,302,826	$3,687,630

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Bank indebtedness	$1,239,331	$1,059,948
Accounts payable and accrued liabilities	2,950,727	1,930,242
Loans payable	96,029	109,126
Long term debt - current	141,213	61,008
Obligations under capital lease - current	60,723	63,850
Total Current Liabilities	4,488,023	3,224,174
Long Term Liabilities
Long term debt	-	45,533
Obligations under capital lease	27,025	83,021
Advances from stockholders	39,222	35,949
Advances from related parties	1,435,581	1,621,955
Total Long Term Liabilities	1,501,828	1,786,458
Commitments and Contingencies

Stockholders' Deficit
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued and outstanding (2010 - none issued and outstanding)	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized, 3,950,809 common shares and 48,400,000 exchangeable shares issued and outstanding as of 30 June 2011 and 2010	52,351	52,351
Additional paid-in capital	554,088	554,088
Deferred stock-based compensation	-	(93,750)
Accumulated other comprehensive loss	(281,129)	(167,132)
Accumulated deficit	(2,012,335)	(1,668,559)
Total Stockholders' Deficit	(1,687,025)	(1,323,002)
Total Liabilities and Stockholders' Deficit	$4,302,826	$3,687,630

Approved on Behalf of the Board

/s/ Henry Ender	CEO, Secretary, Director

/s/ Fred Farnden	CFO, President, Director

The accompanying notes are an integral part of these consolidated financial statements.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED 30 JUNE
(Expressed in United States Dollars)

	2011	2010
SALES	$15,309,633	$12,970,385
COST OF GOODS SOLD	12,288,339	10,449,687
GROSS PROFIT	3,021,294	2,520,698
EXPENSES
General and administrative	2,383,008	1,902,166
Selling and delivery	709,097	688,552
Interest and financing charges	298,653	90,341
TOTAL EXPENSES	3,390,758	2,681,059
LOSS BEFORE TAXES	(369,464)	(160,361)
Current income taxes	-	-
Deferred income tax recovery	(25,688)	(9,688)
NET LOSS	(343,776)	(150,673)
OTHER COMPREHENSIVE LOSS
Foreign currency translation	(93,246)	(81,008)
Unrealized (loss) gain on foreign exchange	(20,751)	39,765
COMPREHENSIVE LOSS	$(457,773)	$(29,900)
LOSS PER WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	$(0.01)	$(0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	52,350,809	49,093,255

The accompanying notes are an integral part of these consolidated financial statements.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED 30 JUNE 2011 AND 2010
(Expressed in United States Dollars)

	Shares	Capital Stock	Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Deficit
Balance, 30 June 2009	48,439,601	$48,440	$362,439	$-	$(125,889)	$(1,517,886)	$(1,232,896)
Net loss	-	-	-	-	-	(150,673)	(150,673)
Common stock issued for management services	2,500,000	2,500	122,500	(125,000)	-	-	-
Common stock issued for professional fees	232,000	232	11,368	-	-	-	11,600
Common stock issued for notes receivable	215,800	216	10,574	-	-	-	10,790
Common stock issued for consulting services	963,408	963	47,207	-	-	-	48,170
Amortization of stock-based compensation	-	-	-	31,250	-	-	31,250
Foreign currency translation	-	-	-	-	(81,008)	-	(81,008)
Unrealized gain on foreign exchange	-	-	-	-	39,765	-	39,765
Balance, 30 June 2010	52,350,809	52,351	554,088	(93,750)	(167,132)	(1,668,559)	(1,323,002)
Net loss	-	-	-	-	-	(343,776)	(343,776)
Amortization of stock-based compensation	-	-	-	93,750	-	-	93,750
Foreign currency translation	-	-	-	-	(20,751)	-	(93,246)
Unrealized loss on foreign exchange	-	-	-	-	(93,246)	-	(20,751)
Balance, 30 June 2011	52,350,809	$52,351	$554,088	$-	$(281,129)	$(2,012,335)	$(1,687,025)

The accompanying notes are an integral part of these consolidated financial statements.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED 30 JUNE
(Expressed in United States Dollars)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(343,776)	$(150,673)
Items not requiring an outlay of cash:
Depreciation	103,709	68,216
Stock-based compensation	93,750	31,250
Accrued interest	12,519	-
Changes in non-cash working capital:
Accounts receivable	208,833	(602,981)
Inventory	(622,607)	37,247
Prepaid and sundry assets	93,417	(88,546)
Accounts payable and accrued liabilities	792,629	153,254
Current and deferred income taxes	(25,471)	(13,938)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	313,003	(566,171)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank indebtedness	66,277	230,646
Repayment of loan payable	(32,978)	(28,413)
Proceeds from (repayment of) long term debt	22,732	(84,387)
Advances (to) from related parties	(188,283)	583,402
Obligations under capital lease	(71,688)	85,803
CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(203,940)	787,051
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(85,600)	(213,069)
CASH USED IN INVESTING ACTIVITIES	(85,600)	(213,069)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(23,463)	(7,811)
NET CHANGE IN CASH	-	-
CASH, BEGINNING OF YEAR	-	-
CASH, END OF YEAR	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION
INTEREST PAID	$238,811	$168,304
INCOME TAXES PAID	$-	$18,062

The accompanying notes are an integral part of these consolidated financial statements.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED 30 JUNE 2011 AND 2010
(Expressed in United States Dollars)

1.    ORGANIZATION AND NATURE OF OPERATIONS

Foodfest International 2000 Inc. and Subsidiaries (the "Company" or "Foodfest USA") was incorporated on 20 September 2006 in the State of Delaware.

The Company completed the acquisition of all of the issued and outstanding shares of Foodfest International 2000, Inc., a private company incorporated under the laws of Ontario, Canada (“Foodfest Canada”). Closing of the acquisition (the "Closing") took place on 20 December 2010 (the “Closing Date”). On the Closing Date, pursuant to the terms and conditions of the Share Exchange Agreement (the “Share Exchange Agreement”) between Foodfest USA, Foodfest Canada, Foodfest Acquisition Corp. (a wholly owned subsidiary of Foodfest USA incorporated under the laws of Ontario, Canada) (“Acquisitionco”) and all the shareholders of Foodfest Canada (the “Foodfest Canada Shareholders”), the Company acquired all the outstanding shares (the “Interests”) of Foodfest Canada from the Foodfest Canada Shareholders.

Pursuant to the terms of the Share Exchange Agreement, each Foodfest Canada shareholder received 48,400 shares in the capital of Foodfest USA for each 1 common share of Foodfest Canada they held prior to closing. In exchange for all the issued and outstanding shares of Foodfest Canada, the Company issued a total of 48,400,000 exchangeable shares of its subsidiary, Acquisitionco (the “Exchange Shares”), each of which is exchangeable into one share of Foodfest USA in accordance with the terms and conditions of the Share Exchange Agreement, the Voting and Exchange Trust Agreement and the Support Agreement entered into concurrently at Closing, and the provisions of the Exchange Shares.

As a condition of the closing of the Exchange Agreement, Foodfest USA agreed to enter into a Voting and Exchange Trust Agreement (the "Trust Agreement") with Acquisitionco and Patriquin Law, Professional Corporation (the “Trustee”). Pursuant to the terms of the Trust Agreement, the parties created a trust for the benefit of the exchangeable shareholders of Acquisitionco enabling the Trustee to exercise certain voting rights of the Foodfest Canada Shareholders (or their designates, transferees, or assigns) until such time as they (or their designates, transferees or assigns) are issued common shares of Foodfest USA in exchange for their Exchange Shares, and allowing the Trustee to hold certain exchange rights in respect of the Exchange Shares. As a condition of the Trust Agreement, Foodfest USA agreed to file a Certificate of Designation, effective 22 October 2010, designating a class of its preferred shares as Series A Preferred Stock (the "Special Voting Shares") and issue one Special Voting Share to the Trustee. The Special Voting Share entitles the Trustee to exercise the number of votes equal to the number of Exchange Shares issued and outstanding during the term of the Trust Agreement. The Trust Agreement further sets out the terms and conditions under which the owners of Exchange Shares are entitled to instruct the Trustee as to how to vote during any stockholder meetings of Foodfest USA.

The Trust Agreement remains in force until the date that all Exchange Shares are exchanged for common stock in the Corporation. At that time, the Special Voting Share shall be redeemed for cancellation for nominal consideration.

The Support Agreement and the Exchange Share provisions create certain obligations for Foodfest USA, including the obligation to reserve sufficient common shares in its stock to issue to the owners of Exchange Shares, the obligation to ensure that equivalent dividends are paid to the owners of the Exchange Shares if dividends are paid on the common shares of Foodfest USA while any Exchange Shares are outstanding, and the obligation to not issue any Special Voting Shares or designate or issue any other shares in its capital that are superior to the Special Voting Shares, except with the consent of the owners of the Exchange Shares.

The acquisition of Foodfest Canada is accounted for under the purchase method as a reorganization of entities under common control, as both companies were managed by the same individuals prior to the transaction. The results are similar to a pooling of interests whereby the assets and liabilities were transferred at historical cost. The outstanding common stock of the Company is combined to include the capital stock of both Foodfest Canada and Foodfest USA combined since inception. The historical information presented is that of both Foodfest USA and Foodfest Canada combined since inception.

Foodfest Canada has been operating since 25 June 1987 and is in the business of importing, marketing and distributing kosher, vegetarian and organic food products to grocery stores in Canada and the United States.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of significant accounting policies followed in the preparation of these financial statements.

Principles of Consolidation

These financial statements include in consolidation the accounts of Foodfest USA and its wholly owned subsidiaries, Foodfest Canada, Acquisitionco and Foodfest Call Corp. (a company incorporated under the laws of Ontario, Canada). All significant intercompany transactions and balances have been eliminated upon consolidation.

Revenue Recognition

Revenue is recognized once products are delivered to the customer and the transfer of ownership risks and benefits inherent to the product occurs. Revenue is recognized if persuasive evidence of an agreement exists, the sales price is fixed or determinable, and collectability is reasonably assured.

The Company promotes its products with advertising, consumer incentive and trade promotions. Such programs include, but are not limited to, co-operative advertising, promotional discounts, coupons, rebates, in-store display incentives, volume based incentives and product introductory payments (i.e. slotting fees). In accordance with Accounting Standards Codification ("ASC") No. 605-50-45, Accounting for Consideration Given by a Vendor to a Customer or Reseller of the Vendors Products, certain payments made to customers by the Company, including promotional sales allowances, co-operative advertising and product introductory expenditures have been recorded as a reduction of sales.

Trade Receivables

The Company's accounts receivable and related allowance for doubtful accounts are analyzed in detail on a quarterly basis and all significant customers with delinquent balances are reviewed to determine future collectability. Reserves are established in the quarter in which the Company makes the determination that the account is deemed uncollectible. As of 30 June 2011 and 2010, the allowance for doubtful accounts was assessed as $45,983 and $151,601, respectively.

Inventory

Inventory is comprised of finished goods that the Company intends to resell to its customers. It is valued at the lower of cost and net realizable value. Cost is determined on a first-in, first-out basis. Import cost components include customs duties and charges for freight and handling. The Company records lower of cost or net realizable value adjustments based upon changes in market pricing, customer demand, or other economic factors and for on-hand excess, spoilage, or slow-moving inventory. As of 30 June 2011 and 2010, the provision for slow-moving inventory was assessed as $26,495 and $16,767, respectively.

Cost of Products Sold

Included in cost of sales are cost of purchases (FOB cost) and cost associated with the import of the products. Import cost components include customs entry fees levied by the country of import and the freight and handling cost to unload containers. Quota costs are levied on all imported poultry products by customs authorities and are also included in the cost of sales.

Income Taxes

The Company accounts for income taxes in accordance with ASC No. 740 Income Taxes which prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates.  The effects of future changes in tax laws or rates are not anticipated.

Under ASC No. 740 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from these estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the period in which they become known. Significant estimates include the allowance for doubtful accounts, provision for slow-moving inventory, landing costs in inventory, useful lives of capital assets, impairment of assets, amounts of accrued and contingent liabilities, valuation allowances in income taxes, implicit interest on capital leases, and rates of exchange on foreign currency translation.

Earnings or Loss Per Share

The Company accounts for earnings per share pursuant to ASC No. 260 Earnings Per Share, which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no dilutive financial instruments for the years ended 30 June 2011 and 2010.

Foreign Currency Translation

The Company's accounts have been translated into U.S. dollars in accordance with the provisions of ASC No. 830 Foreign Currency Matters. Management has determined that the functional currency of the Company is the Canadian dollar ("CAD"). Certain assets of the Company are denominated in U.S. dollars. In accordance with the provisions of ASC No. 830, transaction gains and losses on these assets and liabilities are included in the determination of income for the relevant years. Adjustments resulting from the translation of the financial statements from their functional currencies to U.S. dollars are accumulated as a separate component of accumulated other comprehensive income and have not been included in the determination of income for the relevant years.

Comprehensive Income

The Company adopted ASC No. 220 Comprehensive Income that establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of changes in stockholders' equity, and consists of foreign currency translation adjustments and unrealized losses on available-for-sale securities. ASC No. 220 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

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

Other leases are classified as operating when lease terms are significantly shorter than the assets' economic useful lives, or minimum lease payments are significantly lower than the purchase cost of the asset. Management expects that in the normal course of business, these leases will be renewed, replaced with new leases, or replaced with fixed asset expenditures. Minimum lease payments for the next five years are disclosed in note 13.

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

Valuation of Long-Lived Assets

In accordance with ASC No. 360 Property, Plant, and Equipment, long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicated that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of the asset less costs to sell. Management has assessed that there were no indications of impairment of long-lived assets as of 30 June 2011 and 2010 and therefore no undiscounted cash flow analysis was performed.

Recent Accounting Pronouncements

In April 2011, the Company adopted Accounting Standards Update ("ASU") 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 requires an entity to disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period. ASU 2010-29 is effective prospectively for business combinations that occur on or after the beginning of the first annual reporting period beginning after December 15, 2010. As permitted, the Company early adopted this standard. The adoption of ASU 2010-29 did not have an impact on the Company’s consolidated financial statements.

In May 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard results in a common requirement between the FASB and the International Accounting Standards Board (IASB) for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.

3.     PROPERTY AND EQUIPMENT

	Cost	Accumulated Depreciation	Net 2011	Net 2010

Equipment	$559,956	$383,921	$176,035	$206,284
Furniture and fixtures	281,297	195,392	85,905	86,729
Vehicles	67,282	24,412	42,870	2,532
Computer hardware	93,126	59,831	33,295	15,511
Leasehold improvements	824,227	811,754	12,473	20,344
	$1,825,888	$1,475,310	$350,578	$331,400

4.     ADVANCES TO RELATED PARTY

The Company has advances owing from a related company Strubs Food Corp. ("Strubs"), a company under common control. These advances are unsecured, non-interest bearing and are repayable on demand.

5.     BANK INDEBTEDNESS

The Company has available a $1,037,000 ($1,000,000 CAD) revolving operating line which bears interest at the Royal Bank of Canada ("RBC") prime rate plus 2.75% and is repayable on demand. This revolving loan is secured under a general security agreement covering all of the Company's assets and also secured by limited personal guarantees from stockholders and directors of the Company. The full amount of the line of credit is in use as of 30 June 2011 and 2010 and is included in bank indebtedness on the Consolidated Balance Sheets. The line of credit is in default for violation of their bank imposed financial covenant at year end.

6.     INCOME TAXES

Reconciliation of the effective combined federal and provincial statutory rate of 28.5% (2010 - 16.5%) to current income tax expense:

	2011	2010

Income taxes on accounting income	$(105,297)	$(26,460)
Tax effect of expenses that are not deductible for income tax purposes	5,646	4,305
Tax effect of differences in the timing of deductibility of items for income tax purposes	(694)	(12,382)
Non-capital tax losses available to offset future income	100,345	34,537
Income taxes	$-	$-

The components of deferred income taxes have been determined at the combined Canadian federal and provincial statutory rate of 28.5% (2010 - 16.5%) and are as follows:

	2011	2010

Deferred income tax assets:
Property and equipment	$6,033	$7,060
Contingent loss	-	20,055
Non-capital losses available for carry-forward	457,149	306,168
Other temporary income tax differences	12,549	12,369
Valuation allowance	(405,479)	(306,168)
Deferred income taxes	$70,252	$39,484

The Company has approximate tax losses available to be applied against future years taxable income, which expire as follows:

2027	$182,980
2029	751,942
2030	224,352
2031	373,206
$1,532,480

Management has concluded that it is more likely than not that the deferred tax assets resulting from the tax losses available for carryforward in Foodfest USA will be realized through the reduction of future income tax payments, and accordingly a valuation allowance has been recorded for these tax losses.

7. LOANS PAYABLE

	2011	2010

Loan from Kosher City (i)	$-	$31,001
Loan from stockholder (ii)	96,029	78,125
	$96,029	$109,126

(i) This loan is unsecured, non-interest bearing and is repayable on demand. The balance was paid in January 2011.

(ii) This loan is unsecured, bears interest at 25% per annum and was initially set to mature one year from the grant date. The Company initially borrowed $50,000 from this stockholder in August 2008 to finance operations. This loan has been renewed annually under the same terms including accrued interest.

8.     LONG TERM DEBT

Each of the loans below are payable to the Business Development Bank of Canada ("BDC") and are secured by a general security agreement and limited guarantees from the stockholders of the Company and Coastal Water Seafoods Ltd. (a related party described in note 11).

	2011	2010

Term loan bearing interest at a daily floating bank prime plus 1.5%, repayable monthly by principal payments of $2,150 CAD plus interest maturing on February 23, 2013.	$44,590	$64,625
Term loan bearing interest at a daily floating bank prime plus 4.0%, repayable monthly by principal payments of $3,450 CAD plus interest maturing on November 23, 2010.	-	16,203
Term loan bearing interest at a daily floating bank prime plus 4.0%, repayable monthly by principal payments of $1,825 CAD plus interest maturing on September 23, 2011.	5,678	25,713
Term loan bearing interest at a daily floating bank prime plus 1.5%, repayable monthly by principal payments of $1,754 CAD plus interest maturing on August 15, 2015.	90,945	-
	141,213	106,541
Less: current portion	141,213	61,008
	$-	$45,533

The above loans are in default for violation of their bank imposed financial covenant at year end and have therefore been classified as a current rather than long-term liability.

The Company's future commitments under this long-term debt are summarized as follows:

2012	$54,259
2013	39,663
2014	21,827
2015	21,827
2016	3,637
$141,213

9.     OBLIGATIONS UNDER CAPITAL LEASE

On 1 May 2009 the Company entered into direct financing leases with Equilease Corporation and Blue Chip Leasing Corporation for computer equipment. Under the lease agreements, the Company is obligated to make monthly payments of $2,054 CAD for a term of 36 months. Implicit interest is calculated at the Company's incremental borrowing rate of 5%. The financing has been secured by the leased computer equipment.

On 7 January 2010 the Company entered into a direct financing lease with Gould Leasing Ltd. for freezer equipment. Under the lease agreement, the Company is obligated to make monthly payments of $3,376 CAD for a term of 39 months. Implicit interest calculated for the lease is 9%. The financing has been secured by the leased freezer equipment.

The Company's future commitments under these capital leases are summarized as follows:

2012	$72,944
2013	34,889
107,833
Less: imputed interest	(20,085)
87,748
Less: current portion	(60,723)
$27,025

10.   ADVANCES FROM STOCKHOLDERS

These advances are unsecured, non-interest bearing, and have been postponed in favor of RBC in respect of the Company's line of credit.

11.   ADVANCES FROM RELATED PARTIES

Each of the loans below bear interest at the RBC prime rate plus 1.5% and are repayable in monthly installments of interest only. These loans have been postponed in favor of RBC in respect of the Company's line of credit.

	2011	2010

Coastal Water Seafoods Ltd. - a company controlled by a stockholder and director of the Company	$260,109	$235,603
Canadian Triloon Corporation - a company controlled by a director of the Company	294,050	279,396
Yael Ender - a director of the Company	526,649	482,684
Triloon Corp. - a company controlled by stockholders and directors of the Company	354,773	624,272
	$1,435,581	$1,621,955

12.  CAPITAL STOCK

In April 2010, the Company issued 2,500,000 shares of common stock at $0.05 per share to officers of the Company for one year of management services from the date of issuance. The stock issued for these services were valued at the fair market value of the services to be received by the Company, and are included in general and administrative expenses in the Consolidated Statement of Operations in the amount of $93,750 and $31,250 for the years ended 30 June 2011 and 2010, respectively.

In April 2010, the Company issued 232,000 shares of common stock at $0.05 per share for various consulting, legal and accounting services rendered. The stock issued for these services were valued at the fair market value of the services received by the Company, and are reported in the Consolidated Statement of Operations under general and administrative in the amount of $11,600 for the year ended 30 June 2010.

In April 2010, the Company issued 215,180 shares of common stock at $0.05 per share to various individuals for notes receivable. These notes receivable were offset against advances from stockholders on the acquisition of Foodfest Canada, as discussed in note 1.

In April 2010, the Company issued 963,408 shares of common stock at $0.05 per share for consulting services. The stock issued for these services were valued at the fair market value of the services received by the Company, and are reported in the Consolidated Statement of Operations under general and administrative in the amount of $48,170 for the year ended 30 June 2010.

On 20 December 2010, in accordance with the Share Exchange Agreement as discussed in note 1, the Company issued 48,400,000 exchangeable shares in exchange for the acquisition of all the issued and outstanding common shares of Foodfest Canada. The Company has reserved for issuance 48,400,000 shares of common stock upon conversion of the exchangeable shares.

13.  COMMITMENTS AND CONTINGENCIES

Commitments

The Company's future commitments under various lease agreements including vehicles, equipment, and premises are summarized as follows:

2012	$606,111
2013	554,291
2014	510,457
2015	535,752
2016	535,752
Thereafter	2,223,382
$4,965,745

Contingent Liabilities

On 21 January 2008, the Company entered into a settlement agreement with a former stockholder of the Company whereby, in exchange for the return of 10,667 shares on 31 October, 2007, the Company agreed to pay $200,000 to the former stockholder with the following terms:

1)
This amount is payable one day following a restriction period of one year from the date the Company's shares of common stock begins to trade publicly. The funds will be raised by issuing new shares of common stock in a private placement. As security for this transaction, 3,000 of the shares were to be placed in escrow with a law firm, however to date no shares have been placed in escrow. $200,000 was accrued for this as severance expense during the fiscal year ended 30 June 2008.

2)
Within five business days of the Company receiving funds totaling $3,500,000 from a private placement, the Company will pay a total of $50,000 in final settlement of all obligations owed to the former stockholder. If the Company does not receive the funds from a private placement before the end of the restriction period stated in #1 above, interest at a rate of 5% per annum will accrue on the outstanding balance from the end of the restriction period. Additionally, if the Company does not receive the funds from a private placement before the end of the restriction period stated in #1 above, an amount of the shares held in escrow valued at $50,000 shall be delivered to the former stockholder.  As indicated above, to date no shares have been place in escrow, therefore $50,000 of accrued management fees remains payable in relation to this.

In May 2011, Foodfest Canada initiated a claim against one of its suppliers for $3,475,000 for breach of the distribution agreement between the two parties. The supplier has counterclaimed against Foodfest Canada for failure to pay a series of outstanding invoices which total approximately $1,000,000. The full amount of these invoices are included in accounts payable as of 30 June 2011, less certain credits which are in also dispute. At present, both parties have exchanged pleadings and have agreed to participate in a mediation which is scheduled to take place at the end of November 2011. Management expects a reasonable settlement will be achieved through the mediation.

Guarantee

In August 2010, Foodfest Canada entered into a guarantee on behalf of Strubs, the related party described in note 4. Foodfest Canada guaranteed up to a total amount of $200,000 in the event that Strubs was unable to make certain principal payments on its subordinated debts. The required subordinated debt payments are due 20 February 2011 for $100,000 and 20 February 2012 for $100,000.

In March 2011, the Company paid $100,000 in respect of its obligation for the first year of the guarantee and has recorded a receivable from Strubs in respect of this amount. In the event that Strubs is unable to repay its obligation, the Company will offset the full amount of this receivable against accounts payable owing to Strubs. As of 30 June 2011, the Company has not accrued a liability in respect of the remaining $100,000 outstanding under this guarantee as it is not known at this time if Foodfest Canada will be required to make this payment on 20 February 2012.

14.  RELATED PARTY TRANSACTIONS

The following transactions with related parties were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

During the year, the Company paid management fees and interest of $143,106 (2010 - $Nil) to Coastal Water Seafoods Ltd. (a related party described in note 11). As of 30 June 2011 accounts payable were due to Coastal Water Seafoods Ltd. in the amount of $155,828 (2010 - $140,573) and are subject to normal trade terms.

During the year, management fees of $149,880 (2010 - $Nil) were paid to Canadian Endernational Ltd. (a company controlled by a stockholder and director of the Company). As of 30 June 2011 accounts payable were due to Canadian Endernational Ltd. in the amount of $375,958 (2010 - $152,948) and are subject to normal trade terms.

The Company paid management fees of $Nil (2010 - $71,033) to Henderson Holdings Investment Corp. (a company controlled by a stockholder and director of the Company).

Interest payments totaling $122,876 (2010 - $42,813) were made to related parties throughout the year on the advances described in note 11.

Rental payments totaling $314,180 (2010 - $298,139) were made during the year to Triloon Corp. (a related party described in note 11). As of 30 June 2011 accounts payable were due to Triloon Corp. in the amount of $44,574 (2010 - $49,876) and are subject to normal trade terms.

The Company made purchases of inventory from Naknik Nahariya Kasher Soglowek Ltd. (a related party whose director is also a director of the Company) during the year totaling $1,035,012 (2010 - $778,384). As of 30 June 2011 accounts payable were due to Naknik Nahariya Kasher Soglowek Ltd. in the amount of $262,614 (2010 - $160,217) and are subject to normal trade terms.

The Company transacted with Strubs (the related party described in notes 4 and 13) during the year as follows:

•	Accounts payable as of 30 June 2011, subject to normal trade terms, of $1,035,012 (2010 - $414,992).

•	Rental payments received of $11,990 (2010 - $11,365), included within general and administrative expenses.

•	Management fees received of $196,519 (2010 - $Nil), included within general and administrative expenses.

•	Purchases of inventory totaling $891,971 (2010 - $1,368,087) were made during the year.

15.   FINANCIAL INSTRUMENTS

Fair Values

The Company's financial instruments include accounts receivable and payable, bank indebtedness, income taxes payable, loans payable, obligations under capital lease, long term debt, advances to and from related parties, and advances from stockholders.

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required to estimate fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. At 30 June 2011 and 2010, the carrying amounts of the above financial instruments approximate their fair values due to the short term maturities of these instruments.

Credit Risk Management

The Company is exposed to credit risk on accounts receivable from its customers. In order to reduce its credit risk, the Company has adopted credit policies which include the analysis of the financial position of its customers and the regular review of their credit terms. During fiscal 2011, the Company's three largest customers made up 74% of total revenues and 65% of total receivables (2010 - 66% of total revenues and 49% of total receivables).

Foreign Currency Risk

Foreign currency risk arises from fluctuations in foreign exchange rates and the degree of volatility of these rates relative to the Canadian dollar, the Company's functional currency. Consequently, some assets, liabilities, revenues and purchases are exposed to foreign exchange fluctuations.  The Company does not use derivative instruments to hedge its foreign exchange risk.  However, the Company actively monitors changes in foreign exchange rates to determine if a derivative instrument may be appropriate to hedge its foreign currency risk.

Interest Rate Risk

Interest rate risk is the risk that fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. The Company is exposed to interest rate risk arising from fluctuations in interest rates on its bank indebtedness, advances from stockholders and related parties, and long term debt.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of 30 June, 2011. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive and chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed and discussed below.

Management's Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (US GAAP) and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●
provide reasonable assurance that the transactions are recorded  as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect of financial statement preparation and may not prevent or detect misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

Effective as of June 30, 2011, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.

Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that taken together may be considered to be a material weakness.

A material weakness is a deficiency, or combination of deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses at June 30, 2011:

●	Lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors capable to perform the audit function.

While the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with U.S. generally accepted accounting principles.

Management believes that the material weakness did not have an effect on the Company's financial reporting in fiscal 2011. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can adversely affect reporting in the future years, when our operations become more complex and less transparent and require higher level of financial expertise from the overseeing body of the Company.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in internal controls over financial reporting

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position	Date Appointed

Henry Ender	60	Chief Executive Officer, Secretary, Director	September 20, 2006
Fred Farnden	63	President, Chief Financial Officer, Director	January 2, 2008

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

KEVIN HOPPS, Director

Mr. Hopps is currently the Chief Executive Officer of Strubs Food Corp. a position he has held since November 2008. Mr. Hopps was previously employed as the manager of Sobey’s, a kosher supermarket, from October 1983 until November 2008.

YAEL SOGLOWEK ENDER, Director

Mrs. Yael Soglowek Ender owns 50% of Soglowek Industries, one of Israel’s largest turkey farms, processing and manufacturing facilities manufacturing processed poultry products for the Israeli market and export around the world. Soglowek Industries is also a producer of vegetarian products and pizza products sold in the Israeli market and worldwide.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended June 30, 2011.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal years ended June 30, 2011 and 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO), Chief Financial Officer (CFO) and Chief Operating Officer (COO):

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (shares) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)

Henry Ender CEO, Secretary, and Director	2010	$75,000		12,500				$11,703	$99,203
	2011	$150,000		37,500				$9,013	$196,513

Fred Farnden President, CFO and Director	2010	$Nil		12,500				$8,661	$21,161
	2011	$125,000		37,500				$9,102	$171,602

Joe Formusa COO	2010	$Nil		6,250				$11,886	$18,136
	2011	$74,333		18,750				$7,426	$100,509

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

Stock Option Grants .We have not granted any stock options to our executive officers since our incorporation.

Aggregated Option Exercises and Fiscal Year-End Option Value Table.  We have not granted any stock options to our executive officers since our incorporation.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP.

Employment Agreement

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number and percentage of shares of our common stock, owned as of October 13, 2013, by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by our directors, and (iii) by our officers and directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Security Ownership of Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common Stock	Canadian Endernational Limited (2) 361 Connie Crescent Concord, ON L4K-5R2	14,667	0.028%
Common Stock	Canadian Triloon Corporation (3) 361 Connie Crescent Concord, ON L4K-5R2	30,000	0.057%

Security Ownership of Management

Title of Class	Name and address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership	Percentage of Class (1)

Common Stock	Henry Ender (2) 23 Jenkins Drive Thornhill, Ontario, L4C 8C5	25,214,667	48.2%

Common Stock	Fred Farnden 8563 109B Street Delta, BC V4C-4H4	25,214,667	48.2%

Joe Formusa		500,000	0.955%

Common Stock and Exchangeable shares	All directors and officers as a group (2 persons)	50,974,001	97.44%

(1)	Based on 3,950,089 shares of our common stock outstanding and 48,400,000 exchangeable shares.

(2)	Canadian Endernational Limited is controlled by Henry Ender and therefore Mr. Ender is deemed as the beneficial owner of the 14, 667 shares held in the name of Canadian Endernational Limited.

(3)
Canadian Triloon Corporation is controlled by Yael Soglowek Ender, a director of the Company, therefore Mrs. Ender is deemed the beneficial owner of the 30,000 shares. Mrs. Ender is also the spouse oh Henry Ender.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following transactions with related parties were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

During the year ended June 30, 2011, the Company paid management fees and interest of $143,106 to Coastal Water Seafoods Ltd. (a company controlled by a stockholder and director of the Company). As of June 30, 2011 accounts payable were due to Coastal Water Seafoods Ltd. in the amount of $155,828 and are subject to normal trade terms.

During the year, management fees of $149,880 were paid to Canadian Endernational Ltd. (a company controlled by a stockholder and director of the Company). As of June 30, 2011 accounts payable were due to Canadian Endernational Ltd. in the amount of $375,958 and are subject to normal trade terms.

Interest payments totaling $122,876 were made to related parties throughout the year ended June 30, 2011.

Rental payments totaling $314,180 were made during the year ended June 30, 2011 to Triloon Corp. (a company controlled by a stockholder and director of the Company). As of June 30, 2011 accounts payable were due to Triloon Corp. in the amount of $44,574 and are subject to normal trade terms.

The Company made purchases of inventory from Naknik Nahariya Kasher Soglowek Ltd. (a related party whose director is also a director of the Company) during the year ended June 30, 2011 totaling $1,035,012. As of June 30, 2011 accounts payable were due to Naknik Nahariya Kasher Soglowek Ltd. in the amount of $262,614 and are subject to normal trade terms.

The Company transacted with Strubs (a company under common control) during the year as follows:

●	Accounts payable as of June 30, 2011, subject to normal trade terms, of $1,035,012.
●	Rental payments received of $11,990, included within general and administrative expenses.
●	Management fees received of $196,519, included within general and administrative expenses.
●	Purchases of inventory totaling $891,971 were made during the year

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company’s fiscal year ended June 30, 2011 and June 30, 2010, we were billed $86,412 and $84,960, respectively, by our present principal accountant for professional services rendered for the annual audit and interim quarterly reviews of our financial statements.

Tax Fees

For the Company’s fiscal year ended June 30, 2011 and June 30, 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended June 30, 2011 and June 30, 2010.

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

 PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a). Documents filed as part of this Annual Report:

1. Financial Statements

The audited financial statements filed in this Annual Report are listed on page F-1 hereof.

2. Financial Statement Schedules

The Supplemental Schedule of Cashflow Information appears on page F-5 hereof.

3. Exhibits

EXHIBIT NO.	DESCRIPTION

3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
3.3	Memo regarding Management Compensation (2)
14.1	Code of Ethics (3)
31.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) filed as an exhibit to the SB-2 filed with the SEC on May 7, 2007
(2) filed as an exhibit to the SB-2/a4 filed with the SEC on November 19, 2007
(3) filed as an exhibit to the Form 10-K filed with the SEC on February 13, 2009

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Dated: October 13, 2011

Foodfest International 2000 Inc.
By:	/s/ Henry Ender
Chief Executive Officer
(Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Fred Farnden
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Henry Ender	Chief Executive Officer, Secretary and Director	October 13, 2011
Henry Ender
/s/ Fred Farnden	President, Chief Financial Officer, and Director	October 13, 2011
Fred Farnden