Form 10-Q
period 2011-09-30
FOODFEST INTERNATIONAL 2000 INC.
filed 2011-11-21
CIK 1397919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

Commission File Number: 333-142658

FOODFEST INTERNATIONAL 2000 INC.
(Exact name of registrant as specified in its charter)

Delaware	74-3191757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

361 CONNIE CRESCENT
CONCORD, ONTARIO, CANADA, L4K 5R2
(Address of principal executive offices)(Zip Code)
 _______________

(905) 709-4775
 (Registrant’s telephone number, including area code)
_______________

N/A
 (Former name, former address and former fiscal year, if changed since last report)

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
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐ (Do not check if a smaller reporting company) Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock: As of 21 November 2011, there were 52,350,809 shares, par value $.001, of common stock issued and outstanding.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for the

Quarterly Period Ended September 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
SEPTEMBER 30, 2011

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND JUNE 30, 2011
(Expressed in United States Dollars)

	September 30, 2011 (Unaudited)	June 30, 2011 (Audited)
ASSETS
Current Assets
Accounts receivable, net	$1,242,102	$1,559,741
Inventory, net	2,059,562	2,212,629
Prepaid and sundry assets	5,501	5,926
Advances to related party	239,611	103,700
Total Current Assets	3,546,776	3,881,996
Long Term Assets
Property and equipment, net	308,558	350,578
Deferred income taxes	69,259	70,252
Total Long Term Assets	377,817	420,830
Total Assets	$3,924,593	$4,302,826

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Bank indebtedness	$880,352	$1,239,331
Accounts payable and accrued liabilities	3,165,785	2,950,727
Loan payable	101,725	96,029
Long term debt - current portion	114,538	141,213
Obligations under capital lease - current portion	92,576	60,723
Total Current Liabilities	4,354,976	4,488,023

Long Term Liabilities
Long term debt	-	-
Obligations under capital lease	100,437	27,025
Advances from stockholders	31,856	39,222
Advances from related parties	1,346,826	1,435,581
Total Long Term Liabilities	1,479,119	1,501,828

Commitments, Contingencies and Guarantee
Stockholders' Deficit
Preferred stock - no par value, non-cumulative, non-voting, redeemable at amount paid thereon, unlimited shares authorized, none issued and outstanding (June 30, 2011 - none issued and outstanding)	-	-
Common stock - no par value, unlimited shares authorized, 52,350,809 issued and outstanding (June 30, 2011 - 52,350,809 issued and outstanding)	52,351	52,351
Additional paid-in capital	554,088	554,088
Accumulated other comprehensive loss	(178,654)	(281,129)
Accumulated deficit	(2,337,287)	(2,012,335)

Total Stockholders' Deficit	(1,909,502)	(1,687,025)

Total Liabilities and Stockholders' Deficit	$3,924,593	$4,302,826

The accompanying notes are an integral part to these consolidated financial statements.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Expressed in United States Dollars)

	2011	2010
SALES	$3,401,296	$3,745,164
COST OF GOODS SOLD	2,907,808	2,746,249
GROSS PROFIT	493,488	998,915
EXPENSES
General and administrative	597,702	590,817
Selling and delivery	170,170	162,944
Interest and financing charges	54,859	52,664
TOTAL EXPENSES	822,731	806,425
(LOSS) EARNINGS BEFORE TAXES	(329,243)	192,490
Current income taxes	-	13,574
Deferred income tax recovery	(4,291)	-
NET (LOSS) EARNINGS	$(324,952)	$178,916
OTHER COMPREHENSIVE LOSS
Foreign currency translation	88,542	(27,678)
Unrealized gain (loss) on foreign exchange	13,931	(35,420)
COMPREHENSIVE (LOSS) INCOME	(222,479)	115,818
(LOSS) EARNINGS PER WEIGHTED NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	$(0.01)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	52,350,809	52,350,809

The accompanying notes are an integral part to these consolidated financial statements.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Expressed in United States Dollars)
	2011	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings	$(324,952)	$178,916
Items not requiring an outlay of cash:
Depreciation	21,700	25,152
Accrued interest	4,923	3,021
Deferred income tax recovery	(4,291)	-
Stock-based compensation	-	31,250
Changes in non-cash working capital:
Accounts receivable	215,645	(193,440)
Inventory	(6,015)	(603,763)
Prepaid and sundry assets	-	93,653
Accounts payable and accrued liabilities	450,127	585,359
Income taxes payable	-	14,903
CASH PROVIDED BY OPERATING ACTIVITIES	357,137	135,051
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayment of) proceeds from bank indebtedness	(285,642)	32,874
Repayment of loan payable	-	(20,004)
(Repayment of) proceeds from long-term debt	(17,538)	72,335
Advances to related party	(168,395)	(148,728)
Obligations under capital lease	118,258	(27,418)
CASH USED IN FINANCING ACTIVITIES	(353,316)	(90,941)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(3,820)	(44,110)
CASH USED IN INVESTING ACTIVITIES	(3,820)	(44,110)
NET CHANGE IN CASH	-	-
CASH, BEGINNING OF PERIOD	-	-
CASH, END OF PERIOD	$-	$-

The accompanying notes are an integral part to these consolidated financial statements.

FOODFEST INTERNATIONAL 2000 INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Unaudited
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011
(Expressed in United States Dollars)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Foodfest International 2000 Inc. and Subsidiary (the "Company" or "Foodfest USA") was incorporated on September 20, 2006 in the State of Delaware, under the name Henya Food Corp.

On December 20, 2010, pursuant to a share exchange agreement (the "Share Exchange Agreement"), the Company completed the acquisition of all the issued and outstanding shares of Foodfest International 2000 Inc. ("Foodfest Canada"), a private company incorporated under the laws of the Province of Ontario, Canada.

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

Foodfest Canada has been operating since June 25, 1987 and is in the business of importing, marketing and distributing kosher, vegetarian and organic food products to grocery stores in Canada and the United States.

2.	BASIS OF PRESENTATION

These financial statements include in consolidation the accounts of Foodfest USA and its wholly owned subsidiaries, Foodfest Canada, Foodfest Acquisition Corp. (a wholly owned subsidiary of Foodfest USA incorporated under the laws of Ontario, Canada) and Foodfest Call Corp. (a company incorporated under the laws of Ontario, Canada). All significant intercompany transactions and balances have been eliminated upon consolidation.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Security and Exchange Commission ("SEC") Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

3.	PROPERTY AND EQUIPMENT

	Cost	Depreciation	Net September 30, 2011 (Unaudited)	Net June 30, 2011 (Audited)

Equipment	$519,781	$364,546	$155,235	$176,035
Furniture and fixtures	262,550	185,397	77,153	85,905
Vehicles	62,455	25,645	36,810	42,870
Computer hardware	88,614	57,938	30,676	33,295
Leasehold improvements	765,092	756,408	8,684	12,473
	$1,698,492	$1,389,934	$308,558	$350,578

4.	ADVANCES TO RELATED PARTY

The Company has advances owing from a related company, Strubs Food Corp. ("Strubs"), a company under common control. These advances are unsecured, non-interest bearing and are repayable on demand.

5.	BANK INDEBTEDNESS

The Company has available a $962,600 ($1,000,000 Canadian dollars ("CAD")) revolving operating line which bears interest at the Royal Bank of Canada ("RBC") prime rate plus 2.75% and is repayable on demand. This revolving loan is secured under a general security agreement covering all of the Company's assets and also secured by limited personal guarantees from the stockholders of the Company. As of September 30, 2011, $840,000 CAD of the line of credit is in use  ($1,000,000 CAD as of June 30, 2011) and is included in bank indebtedness on the Consolidated Balance Sheets.

6.	LOAN PAYABLE

The loan payable is unsecured, bears interest at 25% per annum and was initially set to mature one year from the grant date. The Company initially borrowed $50,000 from this stockholder in August 2008 to finance operations. This loan has been renewed annually under the same terms including accrued interest.

7.	LONG TERM DEBT

Each of the loans below are payable to the Business Development Bank of Canada ("BDC"), are secured by a general security agreement and limited guarantees from the stockholders of the Company and Coastal Water Seafoods Ltd (the related party described in note 10).

	September 30, 2011 (Unaudited)	June 30, 2011 (Audited)

Term loan bearing interest at the BDC daily floating base rate plus 1.5%, repayable monthly by principal payments of $2,150 CAD plus interest maturing on February 23, 2013.	$35,183	$44,590
Term loan bearing interest at the BDC daily floating base rate plus 4.0%, repayable monthly by principal payments of $1,825 CAD plus interest maturing on September 23, 2011.	-	5,678
Term loan bearing interest at the BDC daily floating base rate plus 1.5%, repayable monthly by principal payments of $1,754 CAD plus interest maturing on August 23, 2015.	79,355	90,945
	114,538	141,213
Less: current portion	114,538	141,213
	$-	$-

The Company's future commitments under this long-term debt are summarized as follows:

2012 (Nine months)	$33,821
2013	36,818
2014	20,261
2015	20,261
2016	3,377
-
$114,538

8.	OBLIGATIONS UNDER CAPITAL LEASE

On July 13, 2011 the Company and Strubs (the related party described in note 4) entered into a direct financing lease with Gould Leasing for equipment which is to be used by Strubs. Under the lease agreement, both companies are jointly obligated to remit monthly payments of $4,647 CAD for a term of 39 months. Interest is calculated at the rate implicit in the lease of 15%. The financing has been secured by the leased equipment. To date, the Company has made all payments related to this joint lease.

The Company's future commitments under its capital leases are summarized as follows:

2012 (Nine months)	$89,447
2013	86,065
2014	53,679
2015	13,420
242,611
Less: imputed interest	(49,599)
193,012
Less: current portion	(92,576)
$100,437

9.	ADVANCES FROM STOCKHOLDERS

The advances from stockholders are unsecured, non-interest bearing and have been postponed in favor of RBC in respect of the Company's line of credit.

10.	ADVANCES FROM RELATED PARTIES

Each of the loans below bear interest at the RBC prime rate plus 1.5% and are repayable in monthly installments of interest only. These loans have been postponed in favor of RBC in respect of the Company's line of credit. Changes in the balances from year-to-year are due to changes in foreign exchange rates.

	September 30, 2011 (Unaudited)	June 30, 2011 (Audited)

Coastal Water Seafoods Ltd. - (i)	$241,447	$260,109
Canadian Triloon Corporation - (ii)	281,450	294,050
Yael Ender - (iii)	493,170	526,649
Triloon Corporation - (iv)	329,319	354,773
	$1,345,386	$1,435,581

(i) A company controlled by a director and stockholder of the Company.

(ii) A company controlled by a director of the Company.

(iii) A director of the Company.

(iv) A company controlled by directors and stockholders of the Company.

11.	COMMITMENTS, CONTINGENCIES AND GUARANTEE

Commitments

The Company's future commitments under various lease agreements including vehicles, equipment, and premises are summarized as follows:

2012 (Nine months)	$423,519
2013	517,634
2014	474,456
2015	497,314
2016	497,314
Thereafter	2,063,864
$4,474,101

Contingencies

On January 21, 2008, the Company entered into a settlement agreement with a former stockholder of the Company whereby, in exchange for the return of 10,667 shares on October 31, 2007, the Company agreed to pay $200,000 to the former stockholder with the following terms:

1) This amount is payable one day following a restriction period of one year from the date the Company's shares of common stock begin to trade publicly. The funds will be raised by issuing new shares of common stock in a private placement. As security for this transaction, 3,000 of the shares were to be placed in escrow with a law firm, however to date no shares have been placed in escrow. $200,000 was accrued for this as severance expense during the fiscal year ended June 30, 2008.

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

In May 2011, Foodfest Canada initiated a claim against one of its suppliers for $3,475,000 for breach of the distribution agreement between the two parties. The supplier has counterclaimed against Foodfest Canada for failure to pay a series of outstanding invoices which total approximately $1,000,000. The full amount of these invoices are included in accounts payable, less certain credits which are in also dispute. At present, both parties have exchanged pleadings and have agreed to participate in a mediation which is scheduled to take place at the end of November 2011. Management expects a reasonable settlement will be achieved through the mediation.

Guarantee

In August 2010, Foodfest Canada entered into a guarantee on behalf of Strubs, the related party described in note 4. Foodfest Canada guaranteed up to a total amount of $200,000 in the event that Strubs was unable to make certain principal payments on its subordinated debts. The required subordinated debt payments are due February 20, 2011 for $100,000 and February 20, 2012 for $100,000.

In March 2011, the Company paid $100,000 in respect of its obligation for the first year of the guarantee and has recorded a receivable from Strubs in respect of this amount. In the event that Strubs is unable to repay its obligation, the Company will offset the full amount of this receivable against accounts payable owing to Strubs. As of June 30, 2011, the Company has not accrued a liability in respect of the remaining $100,000 outstanding under this guarantee as it is not known at this time if Foodfest Canada will be required to make this payment on February 20, 2012.

12. RELATED PARTY TRANSACTIONS

The following transactions with related parties were in the normal course of operations and were measured at the exchange value, which represented the amount of consideration established and agreed to by the related parties.

Management fees of $31,250 were paid to Coastal Water Seafoods Ltd. during the three months ended 30 September 2011 (three months ended 30 September 2010 - $31,250). As of 30 September 2011 accounts payable of $146,092 (30 June 2011 - $140,573) were due to Coastal Water Seafoods Ltd. (the related party described in note 10) and are subject to normal trade terms.

Management fees of $37,500 were paid to Canadian Endernational Ltd (a company controlled by a director and stockholder one of the Company) during the three months ended 30 September 2011 (three months ended 30 September 2010 - $37,500). As of 30 September 2011 the Company owed $346,192 (30 June 2011 - $375,958) to Canadian Endernational Ltd. and is included in accounts payable and accrued liabilities, subject to normal trade terms.

Management fees of $19,000 were paid a stockholder of the Company for the three months ended 30 September 2011 (three months ended 30 September 2010 - $17,333).

Interest payments totaling $24,827 were accrued to related parties during the three months ended 30 September 2011 (three months ended 30 September 2010 - $21,337) on the advances described in note 10.

Rental payments totaling $85,063 were made to Triloon Corp. during the three months ended 30 September 2011 (three months ended 30 September 2010 - $75,747). As of 30 September 2011 the Company owed $38,253 (30 June 2010 - $44,574) to Triloon Corp. and is included in accounts payable and accrued liabilities, subject to normal trade terms.

The Company made purchases of inventory from Naknik Nahariya Kasher Soglowek Ltd. (a related party whose director is also a director of the Company) during the three months ended 30 September 2011 totaling $166,101 (three months ended 30 September 2010 - $254,945). As of 30 June 2011 accounts payable were due to Naknik Nahariya Kasher Soglowek Ltd. in the amount of $158,579 (2010 - $262,614) and are subject to normal trade terms.

The Company transacted with Strubs (the related party described in note 4) as follows:

•	Accounts payable, subject to normal trade terms, of $331,008 as of 30 September 2011 (30 June 2010 - $1,035,012)
•	Rental payments received of $3,046 for the three months ended 30 September 2011 (three months ended 30 September 2010 - $2,887).
•	Management fees received of $42,367 for the three months ended 30 September 2011 (three months ended 30 September 2010 - $48,987)
•	Purchases made of $396,849 for the three months ended 30 September 2011 (three months ended 30 September 2010 - $248,801).

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

Results of Operations for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Sales

We had $3,401,296 in sales for the three months ended September 30, 2011 compared to $3,745,164 for the three months ended September 30, 2010. This represents a decrease of 9.2%. This decrease is primarily due to the loss of one significant supplier choosing to go direct to the retail chains through warehouse listings rather than having the company deliver on a direct store basis. To offset this loss in sales, we have begun introducing competitive product lines. We will also be introducing new product lines such as a line of mustards and a line of products from Turkey. We will continue to acquire new product listings with major retail chains.

Gross profit margin

Total cost of goods sold for the three months ended September 30, 2011 was $2,907,808 and our gross profit margin was 15% as compared to cost of goods sold of $2,746,249 and gross profit margin of 26% for the three months ended September 30, 2010. The gross profit margin decreased mainly as a result of:

•
The loss of one significant supplier, as mentioned above. The products provided from this supplier generally had higher profit margins than other products we are currently selling, resulting in a decrease in gross profit margin. We expect our margins to increase in the future as we introduce and establish new product lines.

•	We also sold off excess inventories at a discount to recover monies invested, resulting in lower margin sales.

Our head office is located in Canada and our functional currency is the Canadian dollar. The majority of our purchases are in U.S. dollars. The value of the Canadian dollar weakened during the three months ended September 30, 2011, resulting in higher inventory purchase costs which were paid in U.S. dollars.  At the beginning of the quarter, the Canadian dollar was worth approximately $1.05 for $1.00 US. At the end of the quarter it was worth approximately $0.96 for $1.00 US.

Selling, general and administrative expenses

Total expenses for the three months September 30, 2011 were $822,731 as compared to $806,425 for the three months ended September 30, 2010.

Our expenses are generally consistent with the prior period. We are focusing on decreasing our overheads by reducing the number of employees as a result of the decline in our sales. In addition the company has eliminated the use of brokers in most areas and is dealing directly with its customers.

Interest and bank charges have remained constant in the first three months of fiscal 2012. Despite a slight decrease during the quarter, the Canadian dollar remains strong minimizing our foreign exchange risk.

Income taxes

We recorded a current tax provision of $Nil for the three months ended September 30, 2011 which represents no taxable income in Foodfest Canada, less tax loss carry-forwards.

We recorded a deferred tax recovery of $4,291 for the three months ended September 30, 2011.  This provision resulted from our tax losses carried forward and the difference in the carrying value of our property and equipment compared to the tax values.

Net (loss) earnings

Net loss was $324,952 for the three months ended September 30, 2011 compared to net income of $178,916 for the three months ended September 30, 2010.  The overall loss was mainly related to the loss of a significant supplier, which resulted is a decrease in sales and gross margin.  We also sold off excess inventories at a discount to recover monies invested, resulting in lower margin sales.

Liquidity and Capital Resources

As of September 30, 2011, we had current ratio of 0.81 to 1 or working capital deficit of $808,200.  We reduced our inventory levels which accounted for the decrease in liquidity. Over the next three months of our fiscal year, we expect to decrease bank indebtedness and our accounts payable which will help to increase our working capital and fund operating activities.  We also have repaid one of our term loans as of September 30, 2011, which helps to reduce our overall debt.

Cash flows from operating activities

Cash flows from operating activities improved during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. During the three months ended September 30, 2011, we improved the collection of accounts receivable compared to the three months ended September 30, 2010.

Cash flows from investing activities

During the three months ended September 30, 2011 the only capital additions were $3,820 for the purchase of office furniture.

Cash flows from financing activities

During the three months ended September 30, 2011 we paid down balances in our bank indebtedness, long-term debt and obligations under capital leases as required.

We intend to raise $5,000,000 through equity financing to support our sales and marketing efforts in the North American market as well as pursue acquisitions of manufacturers and distribution based companies that focus on Kosher, organic and natural foods.  We anticipate completing our financing goals by the end of the fourth quarter 2012 to enable us to continue our sales growth, introduction of new product lines, and actively pursue potential acquisitions and/or joint ventures.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures.  Management is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

Our management, including our principal executive officer along with our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act of 1934, as amended) as of September 30, 2011. Based upon this review and evaluation, these officers have concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods required by the forms and rules of the Securities and Exchange Commission; and to ensure that the information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management including our principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In May 2011, Foodfest Canada initiated a claim against one of its suppliers for $3,475,000 for breach of the distribution agreement between the two parties. The supplier has counterclaimed against Foodfest Canada for failure to pay a series of outstanding invoices which total approximately $1,000,000. The full amount of these invoices are included in accounts payable, less certain credits which are in also dispute. At present, both parties have exchanged pleadings and have agreed to participate in a mediation which is scheduled to take place at the end of November 2011. Management expects a reasonable settlement will be achieved through the mediation.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item 6. Exhibits

(a)    Exhibits

31.1 Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

31.2 Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification of Principal Executive Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2 Certification of Principal Financial Officer pursuant to Section 906 of Sarbanes Oxley Act of 2002

101 Interactive Date File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBLR)*

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Henry Ender	President and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)	November 21, 2011
Henry Ender

/s/ Fred Farnden	Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)	November 21, 2011
Fred Farnden